Form 10-Q
period 1995-09-30
CENTURY FINANCIAL CORP
filed 1995-11-13
CIK 820414

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.

                          COMMISSION FILE NO. 0-17416


                         CENTURY FINANCIAL CORPORATION
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


COMMONWEALTH OF PENNSYLVANIA                            25-1553790
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


               ONE CENTURY PLACE, ROCHESTER, PENNSYLVANIA      15074
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


                                 (412) 774-1872
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES___X____ NO________



THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF OCTOBER 18, 1995 WAS:

     COMMON STOCK, $0.835 PAR VALUE - 3,376,450 SHARES OUTSTANDING

                         CENTURY FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX



                                                            PAGE
                                                           NUMBER
                                                           ------


PART I   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS  (UNAUDITED)                    3


CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)              4


CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)          5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6 -  7

  ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING
RESULTS AND FINANCIAL CONDITION                        8 - 19


PART II   OTHER INFORMATION

  ITEMS 1 - 6                                              20


SIGNATURES                                                 21

                          CENTURY FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                           SEPTEMBER 30  DECEMBER 31
                                                               1995           1994
                                                           ------------  ------------
ASSETS                                                           (IN THOUSANDS)
CASH AND DUE FROM BANKS                                       $ 10,466      $  9,418
INTEREST BEARING DEPOSITS IN OTHER BANKS                            13            58
SECURITIES AVAILABLE FOR SALE                                   60,903        38,672
INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
  OF $42,294 AT SEPTEMBER 30, 1995 AND $37,544 AS
  OF DECEMBER 31, 1994)                                         41,664        38,155
LOANS (NET OF UNEARNED INCOME OF $8,776 AT SEPTEMBER
  30, 1995 AND $7,859 AT DECEMBER 31, 1994)                    251,036       235,266
LESS ALLOWANCE FOR LOAN LOSSES                                   3,053         3,206
                                                              --------      --------
     LOANS - NET                                               247,983       232,060
BANK PREMISES AND EQUIPMENT                                      8,673         8,549
ACCRUED INTEREST AND OTHER ASSETS                                5,419         4,868
                                                              --------      --------
     TOTAL ASSETS                                             $375,121      $331,780
                                                              ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY

NON INTEREST-BEARING DEPOSITS                                 $ 39,420      $ 39,206
INTEREST-BEARING DEPOSITS                                      292,873       258,833
                                                              --------      --------
     TOTAL DEPOSITS                                            332,293       298,039
FEDERAL FUNDS PURCHASED                                          4,400           470
BORROWINGS FROM FEDERAL HOME LOAN BANK                           1,700         1,700
SUBORDINATED CAPITAL NOTES                                       1,500         1,500
ACCRUED INTEREST AND OTHER LIABILITIES                           4,607         2,415
                                                              --------      --------
     TOTAL LIABILITIES                                         344,500       304,124
                                                              --------      --------
STOCKHOLDERS' EQUITY

COMMON STOCK, PAR VALUE $.835; 8,000,000 SHARES
  AUTHORIZED; 3,376,450 ISSUED AND OUTSTANDING AT
  SEPTEMBER 30, 1995; 3,365,116 ISSUED AND
  OUTSTANDING AT DECEMBER 31, 1994                               2,819         2,810
SURPLUS                                                          2,750         2,638
RETAINED EARNINGS                                               24,893        22,911
TREASURY STOCK (3,000 SHARES AT COST)                              (37)           -
UNREALIZED GAIN/(LOSS) ON SECURITIES
  AVAILABLE FOR SALE                                               196          (703)
                                                              --------      --------
     TOTAL STOCKHOLDERS' EQUITY                                 30,621        27,656
                                                              --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $375,121      $331,780
                                                              ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CENTURY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)

                                                   THREE MONTHS ENDED                  FISCAL YEAR TO DATE
                                                         SEPT 30                             SEPT 30
                                                1995               1994               1995              1994
                                                     (IN THOUSANDS)                      (IN THOUSANDS)
                                                     -------------                       --------------
INTEREST INCOME
INTEREST AND FEES ON LOANS:
  TAXABLE                                       $5,241             $4,718            $15,405           $13,344
  TAX-EXEMPT                                       381                250                892               910
INTEREST ON DEPOSITS IN OTHER BANKS                  1                  1                  2                 7
INTEREST ON INVESTMENT SECURITIES:
  TAXABLE                                        1,425                870              3,613             2,374
  TAX-EXEMPT                                       174                126                447               414
INTEREST ON FEDERAL FUNDS SOLD                      32                 16                215               195
                                                ------             ------            -------            ------
     TOTAL INTEREST INCOME                       7,254              5,981             20,574            17,244
                                                ------             ------            -------            ------
INTEREST EXPENSE
INTEREST ON DEPOSITS:
  CERTIFICATES OF DEP. OF $100,000 OR MORE         544                306              1,276             1,016
  OTHER DEPOSITS                                 2,737              2,000              7,728             5,670
INTEREST ON BORROWINGS                              88                 65                209               202
                                                ------             ------            -------            ------
     TOTAL INTEREST EXPENSE                      3,369              2,371              9,213             6,888
                                                ------             ------            -------            ------
NET INTEREST INCOME                              3,885              3,610             11,361            10,356
PROVISION FOR LOAN LOSSES                           60                 68                180               203
                                                ------             ------            -------            ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                    3,825              3,542             11,181            10,153
                                                ------             ------            -------            ------
NONINTEREST INCOME
TRUST DEPARTMENT INCOME                            180                131                489               392
SERVICE CHARGES ON DEPOSIT ACCOUNTS                370                371              1,125             1,048
OTHER NONINTEREST INCOME                            99                 84                287               680
NET SECURITIES GAINS/(LOSSES)                      (30)                 -                (14)                7
                                                ------             ------            -------            ------
     TOTAL NONINTEREST INCOME                      619                586              1,887             2,127
                                                ------             ------            -------            ------
NONINTEREST EXPENSE
SALARIES AND EMPLOYEE BENEFITS                   1,553              1,509              4,591             4,447
NET OCCUPANCY AND EQUIPMENT EXPENSE                489                464              1,462             1,435
OTHER NONINTEREST EXPENSE                          882                892              2,904             2,865
                                                ------             ------            -------            ------
     TOTAL NONINTEREST EXPENSE                   2,924              2,865              8,957             8,747
                                                ------             ------            -------            ------
INCOME BEFORE INCOME TAXES                       1,519              1,263              4,111             3,533
INCOME TAXES                                       342                323              1,014               796
                                                ------             ------            -------            ------
   NET INCOME                                   $1,177             $  940            $ 3,097            $2,737
                                                ======             ======            =======            ======

EARNINGS PER SHARE                               $0.35              $0.28              $0.92             $0.81
DIVIDENDS PER SHARE                              $0.11              $0.12              $0.31             $0.28
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                3,374,163          3,364,993          3,371,812         3,364,506

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CENTURY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                              1995                  1994
                                                          -------------         -------------
OPERATING ACTIVITIES                                               (IN THOUSANDS)
    NET INCOME                                               $  3,097            $  2,737
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
PROVISION FOR LOAN LOSSES                                         180                 203
DEPRECIATION, AMORTIZATION AND ACCRETION                          378               1,256
(INCREASE) DECREASE IN ACCRUED INTEREST
  RECEIVABLE                                                     (504)                 28
(DECREASE) INCREASE IN ACCRUED INTEREST
  PAYABLE                                                       1,166                (495)
OTHER, NET                                                       (253)               (297)
                                                             --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  4,064            $  3,432
                                                             --------            --------
INVESTING ACTIVITIES
DECREASE IN INTEREST-BEARING DEPOSITS
  IN OTHER BANKS                                             $     45            $    299
INVESTMENT SECURITIES AVAILABLE FOR SALE:
    PROCEEDS FROM MATURITIES AND REPAYMENTS
     OF SECURITIES                                             13,133              13,628
    PROCEEDS FROM SALE OF SECURITIES                            5,062                   -
    PURCHASES OF SECURITIES                                   (38,611)            (13,934)
INVESTMENT SECURITIES HELD TO MATURITY:
    PROCEEDS FROM MATURITIES AND REPAYMENTS
     OF SECURITIES                                              9,837              24,285
    PURCHASES OF SECURITIES                                   (14,273)            (15,857)
    PROCEEDS FROM SALE OF SECURITIES                              758                   -
NET INCREASE IN LOANS                                         (15,770)            (29,581)
PURCHASE OF PREMISES AND EQUIPMENT                             (1,176)               (793)
                                                             --------            --------
NET CASH USED FOR INVESTING ACTIVITIES                       ($40,237)           ($20,367)
                                                             --------            --------
FINANCING ACTIVITIES
    NET INCREASE IN DEPOSITS                                 $ 34,254            $  5,033
    DECREASE IN U S TREASURY DEMAND NOTES                           -              (3,000)
    INCREASE IN FEDERAL FUNDS PURCHASED                         3,930                   -
    NET INCREASE IN FHLB BORROWINGS                                 -               1,700
    CASH DIVIDENDS                                             (1,011)               (953)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                        121                   -
    TREASURY STOCK PURCHASED                                      (73)                  -
                                                             --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $ 37,221            $  2,780
                                                             --------            --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 $  1,048            ($14,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  9,418              22,941
                                                             --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 10,466            $  8,786
                                                             ========            ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CENTURY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF PRESENTATION
    ---------------------

    THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE CENTURY FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY, CENTURY NATIONAL BANK AND TRUST COMPANY. ALL INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED IN THE CONSOLIDATION.

    THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND, THEREFORE, DO NOT NECESSARILY INCLUDE ALL INFORMATION WHICH WOULD BE INCLUDED IN AUDITED FINANCIAL STATEMENTS. THE INFORMATION FURNISHED REFLECTS ALL ADJUSTMENTS WHICH ARE RE-OCCURRING IN NATURE AND CONSIDERED NECESSARY, IN THE OPINION OF MANAGEMENT, FOR THE FAIR PRESENTATION OF RESULTS OF OPERATIONS FOR THE INTERIM PERIOD. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.


    ACCOUNTING FOR IMPAIRED LOANS
    -----------------------------
    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", AS AMENDED BY STATEMENT NO. 118, WAS ADOPTED BY THE CORPORATION EFFECTIVE JANUARY 1, 1995. AT SEPTEMBER 30, 1995, THE CORPORATION DID NOT HAVE ANY IMPAIRED LOANS WHICH MET THE CRITERIA OF STATEMENT NO. 114.

    INDEPENDENT BANKERS COMPUTER SERVICE, INCORPORATED
    --------------------------------------------------
    EFFECTIVE APRIL 1, 1995, INDEPENDENT BANKERS COMPUTER SERVICE, INCORPORATED WAS DISSOLVED AND ITS OPERATIONS INTEGRATED WITH CENTURY NATIONAL BANK AND TRUST COMPANY. INDEPENDENT BANKERS COMPUTER SERVICE, INCORPORATED WAS NOT A SIGNIFICANT SEGMENT OF THE CORPORATION'S BUSINESS.

    INVESTMENT SECURITIES
    ---------------------
    ON APRIL 17, 1995 THE BANK SOLD TWO MUNICIPAL SECURITIES OUT OF THE HELD-TO-MATURITY PORTFOLIO. THESE ISSUES WERE PURCHASED ON MARCH 20, 1995. AT A SUBSEQUENT DATE IT WAS DETERMINED THAT THESE SECURITIES DID NOT MEET THE CRITERIA OF CENTURY'S INVESTMENT POLICY AND WERE SOLD. MANAGEMENT DOES NOT BELIEVE THAT THIS TRANSACTION TAINTS THE REMAINDER OF THE HELD-TO-MATURITY PORTFOLIO. THE GAIN RECOGNIZED ON THE SALE OF THE TWO MUNICIPAL SECURITIES WAS $16,000.

DIVIDEND REINVESTMENT PLAN
--------------------------

ON MAY 18, 1995 THE BOARD OF DIRECTORS OF THE CORPORATION ESTABLISHED A DIVIDEND REINVESTMENT PLAN. 300,000 AUTHORIZED BUT UNISSUED SHARES WERE ALLOCATED FOR THIS PLAN OR THE CORPORATION CAN PURCHASE SHARES IN THE OPEN MARKET TO FULFILL DEMAND FOR THIS PROGRAM. PARTICIPATION IS AVAILABLE TO ALL COMMON STOCKHOLDERS. THE PLAN PROVIDES EACH PARTICIPANT WITH A SIMPLE AND CONVENIENT METHOD OF PURCHASING ADDITIONAL COMMON SHARES WITHOUT PAYMENT OF ANY BROKERAGE COMMISSION OR OTHER SERVICE FEES. A PARTICIPANT IN THE PLAN MAY ELECT TO REINVEST DIVIDENDS ON ALL OR PART OF THEIR SHARES TO ACQUIRE ADDITIONAL COMMON STOCK. A PARTICIPANT MAY WITHDRAW FROM THE PLAN AT ANY TIME.

ON JULY 31, 1995 AND OCTOBER 31, 1995, APPROXIMATELY 3,000 TREASURY SHARES, ON EACH DATE, WERE ISSUED UNDER THE DIVIDEND REINVESTMENT PLAN. THIS REPRESENTS 10% OF DIVIDENDS ELECTING TO PARTICIPATE IN THE PLAN.

                         CENTURY FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

SUMMARY OF EARNINGS

NET INCOME FOR THE FIRST NINE MONTHS OF 1995 WAS $3,097,000, OR $.92 PER SHARE, COMPARED WITH $2,737,000, OR $.81 PER SHARE, IN THE FIRST NINE MONTHS OF 1994. THIS WAS AN INCREASE IN NET INCOME OF $360,000, OR 13.2%, IN THE FIRST THREE QUARTERS OF 1995 COMPARED TO THE SAME TIME PERIOD IN 1994.

NET INCOME FOR THE THIRD QUARTER OF 1995 WAS $1,177,000, OR $.35 PER SHARE, COMPARED WITH $940,000, OR $.28 PER SHARE, IN THE THIRD QUARTER OF 1994. THIS WAS AN INCREASE OF $237,000, OR 25.2%.

RATES OF RETURN ON AVERAGE ASSETS (ROA) AND AVERAGE EQUITY (ROE) ARE KEY MEASURES OF PROFITABILITY. ANNUALIZED ROA FOR THE FIRST NINE MONTHS OF 1995 WAS 1.16%, SLIGHTLY ABOVE THE 1.14% ROA EARNED IN THE FIRST THREE QUARTERS OF 1994. ANNUALIZED ROE FOR THE FIRST THREE QUARTERS OF 1995 WAS 14.39%, SIGNIFICANTLY HIGHER THAN THE 13.68% ACHIEVED IN THE FIRST NINE MONTHS OF 1994.

NINE MONTHS ENDING SEPTEMBER 30, 1995 AND 1994

INTEREST INCOME AND EXPENSE

CENTURY FINANCIAL CORPORATION'S NET INTEREST INCOME WAS $11,361,000 FOR THE FIRST NINE MONTHS OF 1995 ENDED SEPTEMBER 30, 1995. THIS WAS AN INCREASE OF $1,005,000, OR 9.7%, OVER THE FIRST NINE MONTHS OF 1994. THIS INCREASE IN NET INTEREST INCOME WAS THE RESULT OF A GROWTH IN AVERAGE EARNING ASSETS OF $38,561,000, OR 12.9%, IN THE FIRST THREE QUARTERS OF 1995 COMPARED TO THE FIRST THREE QUARTERS OF 1994. HOWEVER, THIS GROWTH IN AVERAGE EARNING ASSETS WAS PARTIALLY OFFSET BY A DECLINE IN THE NET INTEREST MARGIN FROM 4.87% IN THE FIRST NINE MONTHS OF 1994 TO 4.71% IN THE FIRST NINE MONTHS OF 1995.

THE INCREASE IN AVERAGE EARNING ASSETS OCCURRED PRIMARILY IN THE LOAN PORTFOLIO WHICH ACCOUNTED FOR 60.7% OF THE GROWTH. LOAN GROWTH PRIMARILY OCCURRED IN COMMERCIAL LOANS WHICH INCREASED $12,789,000, OR 18.1%, AND INDIRECT INSTALLMENT LOANS WHICH GREW $11,202,000, OR 93.6%. TOTAL INVESTMENTS INCREASED $18,109,000, OR 24.9%, IN THE FIRST NINE MONTHS OF 1995. THIS GROWTH WAS CENTERED IN U.S. GOVERNMENT AGENCY SECURITIES WHICH INCREASED $12,256,000.

TOTAL AVERAGE DEPOSITS GREW $34,745,000, OR 12.1%, IN THE FIRST THREE QUARTERS OF 1995 COMPARED TO THE SAME TIME PERIOD IN 1994. TOTAL DEMAND DEPOSITS INCREASED $1,662,000, OR 2.4%, WHILE TOTAL SAVINGS DEPOSITS DECLINED $4,145,000, OR 4.6%. SIGNIFICANT GROWTH OCCURRED IN TIME DEPOSITS WHICH INCREASED $37,228,000, OR 29.4%, IN

THE FIRST THREE QUARTERS OF 1995. TIME DEPOSITS GREW AS A RESULT OF GENERALLY INCREASING RATES PAID ON SUCH DEPOSITS AS WELL AS AGGRESSIVE PRICING IMPLEMENTED BY THE BANK IN JANUARY 1995 FOR ADVANTAGE 50 CUSTOMERS AS WELL AS AN AGGRESSIVE PRICING CAMPAIGN CONDUCTED BY THE BANK DURING THE SECOND QUARTER OF 1995.

CENTURY FINANCIAL CORPORATION'S NET INTEREST MARGIN, OR NET INTEREST INCOME AS A FULLY-TAXABLE EQUIVALENT BASIS EXPRESSED AS A PERCENTAGE OF AVERAGE EARNING ASSETS, WAS 4.71% FOR THE FIRST NINE MONTHS OF 1995 COMPARED TO 4.87% IN THE FIRST NINE MONTHS OF 1994. CENTURY'S MARGIN DECLINED AS THE RATE ON AVERAGE EARNING ASSETS INCREASED 45 BASIS POINTS IN THE FIRST THREE QUARTERS OF 1995. THIS CONSISTED OF A 96 BASIS POINT INCREASE IN TOTAL INVESTMENTS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS WITH OTHER BANKS, BUT ONLY A 29 BASIS POINT INCREASE IN LOANS. WHILE THE YIELD ON AVERAGE EARNING ASSETS INCREASED
45 BASIS POINTS, THE RATE PAID ON INTEREST-BEARING LIABILITIES INCREASED
67 BASIS POINTS. THIS WAS DUE TO A DECREASE IN LOWER-PAYING CORE DEPOSITS
AND THE VERY SIGNIFICANT GROWTH IN HIGHER-RATE TIME DEPOSITS.


PROVISION FOR POSSIBLE LOAN LOSS

IN ESTABLISHING THE CHARGE TO THE PROVISION FOR LOAN LOSSES, MANAGEMENT CONSIDERS A VARIETY OF FACTORS INCLUDING ACTUAL LOSSES INCURRED, THE LEVEL OF THE ALLOWANCE FOR LOAN LOSSES, LOAN GROWTH, THE EXISTING ECONOMIC CLIMATE AND MANAGEMENT'S ASSESSMENT OF POTENTIAL FUTURE LOSSES ON OUTSTANDING LOANS.

CENTURY FINANCIAL CORPORATION'S PROVISION FOR POSSIBLE LOAN LOSSES CHARGED TO OPERATIONS WAS $180,000 IN THE FIRST NINE MONTHS OF 1995 COMPARED TO $203,000 IN THE FIRST NINE MONTHS OF 1994. NET CHARGE-OFFS FOR THE FIRST THREE QUARTERS OF 1995 EQUALLED $333,000 COMPARED TO $46,000 IN THE FIRST THREE QUARTERS OF 1994. WHILE THE AMOUNT OF NET CHARGE-OFFS WAS SIGNIFICANTLY GREATER IN 1995, IT REPRESENTED 10.4% OF THE BALANCE OF THE ALLOWANCE FOR LOAN LOSS AT THE BEGINNING OF 1995. THE INCREASE IN CHARGE-OFFS HAS OCCURRED PRIMARILY IN INSTALLMENT LENDING AS A RESULT OF GROWTH IN THE INDIRECT LENDING PROGRAM.
LOAN UNDERWRITING STANDARDS HAVE BEEN REVIEWED IN THIS PROGRAM, COLLECTION PROCEDURES MODIFIED AND INCREASED MONITORING HAS BEEN INSTITUTED TO REDUCE CHARGE-OFFS TO WHAT MANAGEMENT CONSIDERS A MORE ACCEPTABLE LEVEL.

NONINTEREST INCOME AND EXPENSE

TOTAL NONINTEREST INCOME DECREASED $240,000, OR 11.3%, IN THE FIRST THREE
QUARTERS OF 1995 COMPARED TO THE SAME PERIOD IN 1994.   TRUST DEPARTMENT
INCOME INCREASED $97,000, OR 24.7%, DUE TO A SIGNIFICANTLY HIGHER LEVEL OF TRUST ASSETS. SERVICE CHARGES ON DEPOSIT ACCOUNTS INCREASED $77,000, OR 7.3%, DUE TO HIGHER CHARGES

INSTITUTED ON NONINTEREST-BEARING DEMAND DEPOSITS IN THE LAST HALF OF 1994. HOWEVER, OFFSETTING THESE GAINS WAS A DECREASE OF $393,000 IN OTHER INCOME IN THE FIRST NINE MONTHS OF 1995 COMPARED TO THE FIRST NINE MONTHS OF 1994. IN 1994, THE CORPORATION SOLD THE DEPOSITS AND CERTAIN ASSETS OF THE BANK'S MOON TOWNSHIP OFFICE AND RECORDED A NET GAIN OF $309,000. IN ADDITION, IN MARCH OF 1994 ONE PROPERTY HELD BY THE BANK IN OTHER REAL ESTATE OWNED WAS SOLD AND PROVIDED A GAIN OF $93,000.

TOTAL NONINTEREST EXPENSE INCREASED $209,000, OR 2.4%, IN THE FIRST NINE MONTHS OF 1995 COMPARED TO THE FIRST NINE MONTHS OF 1994. SALARIES AND EMPLOYEE BENEFITS INCREASED $27,000, OR .8%, WHILE PENSION AND PROFIT-SHARING EXPENSE INCREASED $64,000, OR 17.7%, IN THE FIRST NINE MONTHS OF 1995. NET OCCUPANCY AND EQUIPMENT EXPENSE INCREASED ONLY $27,000, OR 1.9% AS A RESULT OF INCREASED COSTS OF MAINTENANCE CONTRACTS ON EQUIPMENT AND EQUIPMENT PURCHASED.

OTHER NONINTEREST EXPENSE INCREASED $39,000, OR 1.4%, IN THE FIRST THREE QUARTERS OF 1995 COMPARED TO THE FIRST THREE QUARTERS OF 1994. WITH THE REBATE RECEIVED IN SEPTEMBER 1995, THE FDIC PREMIUM EXPENSE DECLINED $157,000 IN THE FIRST NINE MONTHS OF 1995. OFFSETTING THIS DECREASE WERE INCREASES IN TRAINING EXPENSES ($21,000), STATIONERY AND SUPPLIES ($23,000), POSTAGE ($24,000), PROFESSIONAL FEES ($54,000), DIRECTORS' FEES ($23,000) AND REPOSSESSION EXPENSES ($21,000). THE BANK IS PROVIDING PERSONAL COMPUTER TRAINING FOR EMPLOYEES AND IS MAKING A CONSCIOUS EFFORT TO UPGRADE THE TECHNICAL SKILLS OF ITS STAFF. THIS IS RESPONSIBLE FOR THE INCREASED TRAINING EXPENSES. WITH THE INCREASED EFFORT ON CUSTOMER SALES AND SERVICE, MARKETING AND THE INTRODUCTION OF CENTURY'S NEW DEBIT CARD, MASTER MONEY, BOTH STATIONERY AND SUPPLIES AND POSTAGE HAVE INCREASED IN THE FIRST NINE MONTHS OF 1995. HIGHER PROFESSIONAL FEES REFLECT CONSULTANTS' STUDIES AND ASSISTANCE WITH STRATEGIC PLANNING. INCREASED DIRECTORS' FEES ARE A FUNCTION OF THE THREE NEW DIRECTORS ADDED TO THE BOARD IN JANUARY 1995. THE SIGNIFICANT GROWTH IN REPOSSESSION EXPENSE REFLECT THE GROWTH IN INDIRECT INSTALLMENT LENDING AND THE SUBSEQUENT HIGHER CHARGE-OFFS EXPERIENCED TO-DATE IN 1995.


FEDERAL INCOME TAXES

THE PROVISION FOR FEDERAL INCOME TAXES INCREASED $218,000, OR 27.4%, FROM $796,000 IN THE FIRST THREE QUARTERS OF 1994 TO $1,014,000 IN THE FIRST THREE QUARTERS OF 1995. THIS WAS ATTRIBUTABLE TO INCREASED PRE-TAX EARNINGS IN TOTAL OF $578,000, WHILE TAX-EXEMPT INTEREST INCOME INCREASED ONLY $15,000 IN THE FIRST NINE MONTHS OF 1995 COMPARED TO THE SAME PERIOD IN 1994.

FINANCIAL CONDITION

THE CORPORATION'S TOTAL ASSETS WERE $375,121,000 AT SEPTEMBER 30, 1995, COMPARED TO $331,780,000 AT DECEMBER 31, 1994. THIS WAS AN INCREASE OF $43,341,000, OR 13.1%, IN THE FIRST NINE MONTHS OF 1995. THE MAJORITY OF THIS INCREASE AT PERIOD-END OCCURRED IN SECURITIES AVAILABLE-FOR-SALE. SECURITIES AVAILABLE FOR SALE INCREASED $22,231,000, OR 36.5%,IN THE FIRST NINE MONTHS OF 1995. LOANS, NET OF UNEARNED INCOME, GREW $15,770,000, OR 6.7%, IN THE FIRST NINE MONTHS OF 1995. THIS LOWER GROWTH IN THE LOAN PORTFOLIO IS REFLECTED IN THE FACT THAT AT SEPTEMBER 30, 1995, LOANS REPRESENTED 71.0% OF EARNING ASSETS VERSUS 75.4% AT DECEMBER 31, 1994. THE CORPORATION DOES EXPECT LOANS AS A PERCENT OF EARNING ASSETS TO INCREASE IN THE FOURTH QUARTER OF 1995. DEPOSITS GREW $34,254,000, OR 11.5%, FROM DECEMBER 31, 1994 TO SEPTEMBER 30, 1995. THIS WAS A RESULT OF AN AGGRESSIVE PRICING PROGRAM FOR TIME DEPOSITS.

LOAN PORTFOLIO

NET LOANS INCREASED $15,923,000, OR 6.9%, IN THE FIRST NINE MONTHS OF 1995. INCREASES OCCURRED IN COMMERCIAL LOANS, REAL ESTATE
CONSTRUCTION AND TAX-EXEMPT LOANS.

THE FOLLOWING TABLE SHOWS THE COMPOSITION OF CENTURY FINANCIAL'S LOAN PORTFOLIO AT SEPTEMBER 30, 1995, AND DECEMBER 31, 1994:

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1995           1994
                                        -------------  ------------

COMMERCIAL, FINANCIAL & AGRICULTURAL         $ 53,931      $ 44,514
REAL ESTATE - CONSTRUCTION                     12,218         7,957
REAL ESTATE - MORTGAGE                         98,693       103,089
INSTALLMENT LOANS TO INDIVIDUALS               78,285        77,109
TAX EXEMPT LOANS                               16,003         9,881
OTHER                                             682           575
                                             --------      --------
                                              259,812       243,125
LESS UNEARNED INCOME                            8,776         7,859
                                             --------      --------
                                              251,036       235,266
LESS ALLOWANCE FOR LOAN LOSSES                  3,053         3,206
                                             --------      --------
                                             $247,983      $232,060
                                             ========      ========

THE CORPORATION'S ALLOWANCE FOR POSSIBLE LOAN LOSSES WAS $3,053,000 AT SEPTEMBER 30, 1995 COMPARED TO $3,206,000 AT DECEMBER 31, 1994. THE RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO LOANS, NET OF UNEARNED INCOME, WAS 1.22% AT SEPTEMBER 30, 1995, COMPARED TO 1.36% AT DECEMBER 31, 1994.

IN ORDER TO DETERMINE THE ADEQUACY OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES, MANAGEMENT CONSIDERS THE RISK CLASSIFICATION OF LOANS, DELINQUENCY TRENDS, CHARGE-OFF EXPERIENCE, CREDIT CONCENTRATIONS, ECONOMIC CONDITIONS AND OTHER FACTORS. SPECIFIC RESERVES ARE ESTABLISHED FOR EACH CLASSIFIED CREDIT TAKING INTO CONSIDERATION THE CREDIT'S DELINQUENCY STATUS, CURRENT OPERATING STATUS, PLEDGED COLLATERAL AND PLAN OF ACTION FOR RESOLVING ANY DEFICIENCIES. FOR NONCLASSIFIED LOANS AND SMALLER LOANS NOT INDIVIDUALLY REVIEWED, MANAGEMENT CONSIDERS HISTORICAL CHARGE-OFF EXPERIENCE IN DETERMINING THE AMOUNT TO BE ALLOCATED TO THE ALLOWANCE. AN UNALLOCATED OR GENERAL RESERVE IS ALSO ESTABLISHED WHICH TAKES INTO CONSIDERATION AMONG OTHER THINGS, UNFUNDED COMMITMENTS, CONCENTRATIONS OF CREDIT, ECONOMIC CONDITIONS, DELINQUENCY AND NONACCRUAL TRENDS, MANAGEMENT EXPERIENCE AND TRENDS IN VOLUME AND TERMS OF LOANS. THE ALLOWANCE IS MAINTAINED AT A LEVEL DETERMINED ACCORDING TO THIS METHODOLOGY BY CHARGING A PROVISION TO OPERATIONS.

THE CORPORATION BELIEVES THAT THE ALLOWANCE FOR POSSIBLE LOAN LOSSES AT SEPTEMBER 30, 1995 IS ADEQUATE TO COVER LOSSES INHERENT IN THE PORTFOLIO AS OF SUCH DATE. HOWEVER, THERE CAN BE NO ASSURANCE THAT THE CORPORATION WILL NOT SUSTAIN LOSSES IN FUTURE PERIODS, WHICH COULD BE SUBSTANTIAL IN RELATION TO THE SIZE OF THE ALLOWANCE AT SEPTEMBER 30, 1995.


INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES INCREASED $3,509,000 TO $41,664,000 AT SEPTEMBER 30, 1995. THE MARKET VALUE OF INVESTMENT SECURITIES WAS $630,000, OR 1.6%, ABOVE THE AMORTIZED COST AT SEPTEMBER 30, 1995. AT DECEMBER 31,1994, THE MARKET VALUE WAS $611,000, OR 1.6%, BELOW AMORTIZED COST.

SECURITIES AVAILABLE FOR SALE INCREASED $22,231,000, OR 36.5%, FROM DECEMBER 31, 1994 TO JUNE 30, 1995. THIS WAS THE RESULT OF SIGNIFICANT DEPOSIT GROWTH OF $34,254,000 WHILE THE LOAN PORTFOLIO INCREASED $15,923,000. THE CORPORATION'S NET UNREALIZED DEPRECIATION ON SECURITIES AVAILABLE-FOR-SALE DECREASED FROM A NET UNREALIZED DEPRECIATION OF $1,065,000 AT DECEMBER 31, 1994 TO A NET UNREALIZED APPRECIATION OF $297,000 AT SEPTEMBER 30, 1995, PRIMARILY AS A RESULT OF A DECLINE IN INTERMEDIATE AND LONG-TERM INTEREST RATES DURING THE FIRST NINE MONTHS OF 1995.


DEPOSITS

TOTAL DEPOSITS INCREASED $34,254,000, OR 11.5%, FROM DECEMBER 31, 1994 TO SEPTEMBER 30, 1995. NONINTEREST BEARING DEPOSITS INCREASED ONLY $214,000, OR
 .5%, IN THE FIRST NINE MONTHS OF 1995. THE CORPORATION'S GROWTH OCCURRED IN TIME DEPOSITS AS A RESULT OF THE IMPLEMENTATION OF AN AGGRESSIVE PRICING STRATEGY IN ORDER TO INCREASE TIME DEPOSITS. THE CORPORATION CONTINUES TO EXPERIENCE A SHIFTING OF DEPOSITS AWAY FROM LOWER COST CORE DEPOSITS TO HIGHER RATE TIME DEPOSITS DUE TO THE HIGHER RATES PAID ON TIME DEPOSITS RESULTING FROM RECENT MARKET INTEREST RATE INCREASES.


THREE MONTHS ENDING SEPTEMBER 30, 1995 AND 1994

NET INTEREST INCOME

CENTURY FINANCIAL CORPORATION'S NET INTEREST INCOME WAS $3,885,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995. THIS WAS AN INCREASE OF $275,000, OR 7.6%, OVER THE SAME PERIOD IN 1994. THIS INCREASE WAS THE RESULT OF GROWTH IN AVERAGE EARNING ASSETS OF $49,783,000, OR 16.3%, FROM THE THIRD QUARTER OF 1994 TO THE

THIRD QUARTER OF 1995. OFFSETTING THIS GROWTH IN AVERAGE EARNING ASSETS WAS A DECLINE IN THE NET INTEREST MARGIN FROM 4.91% IN THE THIRD QUARTER OF 1994 TO 4.62% IN THE THIRD QUARTER OF 1995. AVERAGE LOANS OUTSTANDING INCREASED $19,242,000, OR 8.4%, THE YIELD ON THE LOAN PORTFOLIO INCREASED TO 8.89% IN THE THIRD QUARTER OF 1995 FROM 8.54% IN THE THIRD QUARTER OF 1994. WHILE TOTAL INVESTMENTS GREW $8,886,000, OR 8.7%, THE YIELD ON THE TOTAL INVESTMENT PORTFOLIO IS SUBSTANTIALLY LESS THAN THE YIELD ON THE LOAN PORTFOLIO. A MAJOR CONTRIBUTOR TO THE INCREASING COMPRESSION OF THE NET INTEREST MARGIN WAS AN INCREASE IN AVERAGE TIME DEPOSITS FROM $130,342,000 IN THE THIRD QUARTER OF 1994 TO $174,042,000 IN THE THIRD QUARTER OF 1995. AT THIS SAME TIME, THE RATE PAID ON TIME DEPOSITS INCREASED TO 6.19% IN THE THIRD QUARTER OF 1995 FROM 5.24% IN THE SAME PERIOD LAST YEAR.


PROVISION FOR LOAN LOSS

THE PROVISION CHARGED TO OPERATIONS IN THE THIRD QUARTER OF 1995 WAS $60,000 COMPARED TO $68,000 IN THE THIRD QUARTER OF 1994. NET CHARGE-OFFS EQUALLED $177,000 IN THE THIRD QUARTER OF 1995, COMPARED TO $10,000 IN THE THIRD QUARTER OF 1994. THE INCREASED AMOUNT OF NET CHARGE-OFFS IS ATTRIBUTABLE TO THE GROWTH IN INDIRECT INSTALLMENT LOANS.


NONINTEREST INCOME AND EXPENSE

TOTAL NONINTEREST INCOME INCREASED $33,000, OR 5.6%, IN THE THIRD QUARTER OF 1995 COMPARED TO THE SAME PERIOD IN 1994. TRUST DEPARTMENT INCOME WAS UP SIGNIFICANTLY $49,000, OR 37.4%, IN THE THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994. THIS WAS DUE TO BOTH A NUMBER OF NEW TRUST ACCOUNTS ALONG WITH A GENERAL RISE IN ASSET VALUES. SERVICE CHARGES ON DEPOSIT ACCOUNTS DECLINED $1,000. OTHER NONINTEREST INCOME WAS $15,000, OR 17.9%, HIGHER IN 1995'S THIRD QUARTER DUE TO INCREASED MAC FEES PLUS THOSE FEES BEING CHARGED MONTHLY INSTEAD OF ANNUALLY. IN THE THIRD QUARTER OF 1995, THE CORPORATION TOOK $30,000 IN NET SECURITIES LOSSES. THIS WAS DONE TO LENGTHEN THE PORTFOLIO SOMEWHAT AND INCREASE THE YIELD AVAILABLE TO THE CORPORATION.

TOTAL NONINTEREST EXPENSES INCREASED $59,000, OR 2.1%, IN THE THIRD QUARTER OF 1995 COMPARED TO THE SAME PERIOD IN 1994. SALARIES AND EMPLOYEE BENEFITS INCREASED $44,000, OR 2.9%, IN THE THIRD QUARTER OF 1995. PROFIT SHARING EXPENSE WAS $20,000, OR 25.5% HIGHER AS THIS IS PAID OUT BASED ON A FORMULA TIED TO RETURN ON EQUITY. BONUS EXPENSE WAS $7,000, OR 16.7%, HIGHER DUE TO HIGHER LEVEL OF NET INCOME EARNED BY THE CORPORATION. NET OCCUPANCY AND EQUIPMENT EXPENSE WAS $25,000, OR 5.4%, HIGHER IN THE THIRD QUARTER OF 1995 THAN IN THE THIRD QUARTER OF 1994.

THE COST OF MAINTENANCE AGREEMENTS ON EQUIPMENT INCREASED $38,000 IN THE THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994 BUT THIS WAS PARTIALLY OFFSET BY A DECLINE IN DEPRECIATION EXPENSE OF $10,000 IN THE THIRD QUARTER OF 1995.

OTHER NONINTEREST EXPENSE DECREASED $10,000, OR 1.1%, IN THE THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994. FDIC PREMIUM EXPENSE DECLINED $174,000 IN THE THIRD QUARTER OF 1995 DUE TO THE FDIC REBATE AND REDUCTION IN PREMIUM. MARKETING EXPENSES INCREASED $17,000 AS A RESULT OF PROMOTING THE INTRODUCTION OF A DEBIT CARD. PROFESSIONAL FEES INCREASED $20,000 IN THE THIRD QUARTER FOR THE COST OF TECHNOLOGY AND STRATEGIC PLANNING. LEGAL FEES INCREASED $21,000 AS TWO UNSECURED LOAN COLLECTION EFFORTS WERE WRAPPED UP IN THE THIRD QUARTER OF 1995. OREO EXPENSE INCREASED $20,000 AS SUBSTANTIAL EXPENSES WERE INCURRED TO PREPARE ONE PROPERTY FOR DISPOSITION. DURING THE THIRD QUARTER OF 1995, REPOSSESSION EXPENSE INCREASED $6,000 AS A RESULT OF INCREASED
CHARGE-OFFS IN THE INDIRECT INSTALLMENT LENDING PROGRAM.


FEDERAL INCOME TAXES

THE PROVISION FOR FEDERAL INCOME TAX WAS $19,000, OR 5.6%, HIGHER IN THE THIRD QUARTER OF 1995 VERSUS THE THIRD QUARTER OF 1994. THE RELATIVELY SLIGHT INCREASE WAS DUE TO THE SUBSTANTIALLY HIGHER LEVEL OF TAX-EXEMPT LOAN AND INVESTMENT INCOME EARNED IN THE THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994. THERE WAS $179,000 GREATER TAX-EXEMPT INTEREST INCOME EARNED IN THE THIRD QUARTER OF 1995 WHEN COMPARED TO THE THIRD QUARTER OF 1994.


LIQUIDITY AND INTEREST RATE SENSITIVITY

THE LIQUIDITY OF A BANKING INSTITUTION REFLECTS ITS ABILITY TO PROVIDE FUNDS TO MEET LOAN REQUESTS, TO ACCOMMODATE POSSIBLE OUTFLOWS IN DEPOSITS, AND TO TAKE ADVANTAGE OF INTEREST RATE MARKET OPPORTUNITIES. FUNDING OF LOAN REQUESTS, PROVIDING FOR LIABILITY OUTFLOWS, AND MANAGEMENT OF INTEREST RATE FLUCTUATIONS REQUIRE CONTINUOUS ANALYSIS IN ORDER TO MATCH THE MATURITIES OF SPECIFIC CATEGORIES OF SHORT-TERM LOANS AND INVESTMENTS WITH SPECIFIC TYPES OF DEPOSITS AND BORROWINGS. BANK LIQUIDITY IS THUS NORMALLY CONSIDERED IN TERMS OF THE NATURE AND MIX OF THE BANKING INSTITUTION'S SOURCES AND USES OF FUNDS.

ASSET LIQUIDITY IS PROVIDED THROUGH LOAN REPAYMENTS AND THE MANAGEMENT OF MATURITY DISTRIBUTIONS FOR LOANS AND SECURITIES. AN IMPORTANT ASPECT OF LIQUIDITY LIES IN MAINTAINING ADEQUATE LEVELS OF INTEREST-EARNING ASSETS THAT MATURE WITHIN ONE YEAR.

INTEREST-BEARING DEPOSITS IN BANKS, FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENT SECURITIES ARE USED FOR THIS PURPOSE AND TOTALLED $35,236,000 AT SEPTEMBER 30, 1995.

CLOSELY RELATED TO THE CONCEPT OF LIQUIDITY IS THE MANAGEMENT OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES. THE CORPORATION MANAGES ITS RATE SENSITIVITY POSITION TO MINIMIZE FLUCTUATION IN THE NET INTEREST MARGIN AND TO MINIMIZE THE RISK DUE TO CHANGES IN INTEREST RATES, THEREBY ATTEMPTING TO ACHIEVE CONSISTENT GROWTH OF NET INTEREST INCOME.

THE DIFFERENCE BETWEEN A FINANCIAL INSTITUTION'S INTEREST-SENSITIVE ASSETS (I.E., ASSETS WHICH WILL MATURE OR REPRICE WITHIN THE SAME TIME PERIOD) AND INTEREST-SENSITIVE LIABILITIES (I.E., LIABILITIES WHICH WILL MATURE OR REPRICE WITHIN THE SAME PERIOD) IS COMMONLY REFERRED TO AS ITS "GAP" OR "INTEREST RATE GAP". AN INSTITUTION HAVING MORE INTEREST RATE SENSITIVE ASSETS THAN INTEREST SENSITIVE LIABILITIES WITHIN A GIVEN TIME PERIOD IS SAID TO HAVE A "POSITIVE GAP"; AN INSTITUTION HAVING MORE INTEREST RATE SENSITIVE LIABILITIES THAN INTEREST RATE SENSITIVE ASSETS WITHIN A GIVEN TIME PERIOD IS SAID TO HAVE A "NEGATIVE GAP".

THE FOLLOWING TABLE IS PRESENTED IN CONFORMITY WITH INDUSTRY PRACTICE AND REFLECTS CONTRACTUAL REPRICING SCHEDULES AS OF SEPTEMBER 30, 1995 -- (IN THOUSANDS):

                                                 3            3-12          1-5          OVER
                                               MONTHS        MONTHS        YEARS        5 YEARS        TOTAL
                                             ---------     ---------     ---------     ---------     ---------
TAXABLE INVESTMENT SECURITIES                 $13,639       $19,125      $ 52,253       $ 3,289      $ 88,306
NON-TAXABLE INVESTMENT SECURITIES                 250         2,209         2,825         8,680        13,964
INTEREST-BEARING DEPOSITS                          13            -             -             -             13
LOANS                                          68,747        48,507        88,024        45,758       251,036
FEDERAL FUNDS SOLD                                  0            -             -             -              0
                                              -------      --------      --------      --------      --------
   TOTAL EARNING ASSETS                        82,649        69,841       143,102        57,727       353,319
                                              -------      --------      --------      --------      --------

INTEREST-BEARING DEMAND DEPOSITS                   -             -         30,995            -         30,995
SAVINGS DEPOSITS                                   -         22,199        14,799            -         36,998
MONEY MARKET DEPOSITS                          30,440            -         20,293            -         50,733
TIME DEPOSITS                                  51,009        70,908        44,273         7,957       174,147
SUBORDINATED CAPITAL NOTES                         -             -          1,500            -          1,500
OTHER BORROWINGS                                4,400            -             -          1,700         6,100
                                              -------      --------      --------      --------      --------
   TOTAL INTEREST-BEARING LIABILITIES          85,849        93,107       111,860         9,657       300,473
                                              -------      --------      --------      --------      --------
INTEREST RATE SENSITIVITY GAP                 ($3,200)     ($23,266)      $31,242       $48,070       $52,846
                                             ========      ========      ========      ========      ========
CUMULATIVE INTEREST RATE SENSITIVITY GAP      ($3,200)     ($26,466)       $4,776       $52,846
                                             ========      ========      ========      ========
CUMULATIVE INTEREST RATE SENSITIVITY GAP
 AS A PERCENTAGE OF TOTAL EARNING ASSETS         -0.9%         -7.5%          1.4%         15.0%
                                             ========      ========      ========      ========

THE TABLE ABOVE IS A STATIC VIEW OF THE BALANCE SHEET WITH ASSETS AND LIABILITIES GROUPED INTO CERTAIN DEFINED TIME PERIODS. BEING MEASURED AT A SPECIFIC POINT IN TIME, THIS ANALYSIS MAY NOT FULLY DESCRIBE THE COMPLEXITY OF RELATIONSHIPS BETWEEN PRODUCT FEATURES AND PRICING, MARKET RATES, AND FUTURE MANAGEMENT OF THE BALANCE SHEET MIX. THE PRIMARY METHOD OF MEASURING THE SENSITIVITY OF EARNINGS TO CHANGING MARKET INTEREST RATES IS TO SIMULATE EXPECTED EARNINGS STREAMS UNDER VARIOUS RATE SCENARIOS WHILE AT THE SAME TIME ADJUSTING FOR THE ANTICIPATED BEHAVIOR OF NON-CONTRACTUAL DEPOSIT ACCOUNTS. FOR THIS REASON, INTEREST-BEARING DEMAND DEPOSITS ARE PLACED IN THE 1-TO-5 YEAR CATEGORY. THAT PORTION OF SAVINGS DEPOSITS CONSIDERED MOST VOLATILE IS PLACED IN THE 3-TO-12 MONTHS REPRICING CATEGORY WITH THE REMAINDER IN THE 1-TO-5 YEAR TIME FRAME; AND THAT PORTION OF MONEY MARKET DEPOSITS CONSIDERED MOST VOLATILE IS PLACED IN THE 3-MONTH TIME FRAME WITH THE REMAINDER IN THE 1-TO-5 YEAR TIME FRAME. SUBJECT TO THESE QUALIFICATIONS, THE TABLE ABOVE REFLECTS A CUMULATIVE NEGATIVE GAP FOR ASSETS AND LIABILITIES MATURING OR REPRICING IN THE NEXT TWELVE MONTHS. THIS CUMULATIVE NEGATIVE GAP OF $26,466,000 REPRESENTS 7.5% OF EARNING ASSETS AT SEPTEMBER 30, 1995.

MANAGEMENT'S ASSET/LIABILITY MANAGEMENT COMMITTEE MONITORS THE CORPORATION'S INTEREST RATE SENSITIVITY POSITION TO ULTIMATELY ACHIEVE CONSISTENT GROWTH OF NET INTEREST INCOME.

AT THIS TIME, MANAGEMENT IS NOT AWARE OF ANY KNOWN TRENDS, EVENTS, OR UNCERTAINTIES THAT WOULD HAVE A MATERIAL EFFECT ON EITHER THE LIQUIDITY, CAPITAL RESOURCES, OR OPERATIONS OF THE CORPORATION. NOR IS MANAGEMENT AWARE OF ANY CURRENT RECOMMENDATIONS BY THE REGULATORY AUTHORITIES WHICH, IF IMPLEMENTED, WOULD HAVE A MATERIAL EFFECT ON THE LIQUIDITY, CAPITAL RESOURCES, OR OPERATIONS OF THE CORPORATION.

CAPITAL RESOURCES

SHAREHOLDERS' EQUITY INCREASED $2,966,000 DURING THE FIRST NINE MONTHS OF 1995. THIS WAS PRIMARILY THE RESULT OF A RETENTION OF EARNINGS OF $1,983,000, NET OF CASH DIVIDENDS PAID TO SHAREHOLDERS. ALSO SUBSTANTIALLY INCREASING SHAREHOLDERS' EQUITY WAS THE FACT THAT THE UNREALIZED GAIN/LOSS ON SECURITIES AVAILABLE-FOR-SALE, NET OF INCOME TAX EFFECT, WENT FROM AN UNREALIZED DEPRECIATION OF $703,000 AT DECEMBER 31, 1994 TO AN UNREALIZED APPRECIATION OF $196,000 AT SEPTEMBER 30, 1995.

TOTAL DIVIDENDS OF $.31 PER SHARE WERE PAID TO SHAREHOLDERS IN THE FIRST NINE MONTHS OF 1995 COMPARED TO $.28 PER SHARE IN THE SAME PERIOD IN 1994.

AT SEPTEMBER 30, 1995, THE CORPORATION'S EQUITY CAPITAL WAS 8.16% OF TOTAL ASSETS, COMPARED TO 8.34% AT YEAR-END 1994. THIS WAS WELL ABOVE MINIMUM REGULATORY REQUIREMENTS.

CENTURY FINANCIAL CORPORATION, AS A BANK HOLDING COMPANY, IS REQUIRED TO MEET CERTAIN RISK BASED CAPITAL AND LEVERAGE REQUIREMENTS. THESE REQUIRE MINIMUM RATIOS OF CAPITAL TO RISK-WEIGHTED ASSETS (INCLUDING CERTAIN OFF-BALANCE SHEET ITEMS). THE GUIDELINES DISTINGUISH BETWEEN "TIER I", OR "CORE", CAPITAL AND "TIER II", OR "SUPPLEMENTARY", CAPITAL. SUBJECT TO CERTAIN ADJUSTMENTS, TIER I CAPITAL CONSISTS OF TANGIBLE EQUITY CAPITAL (I.E., COMMON STOCK, AND PERPETUAL NON-CUMULATIVE PREFERRED STOCK), INCLUDING PAID IN SURPLUS AND RETAINED EARNINGS, MINUS CERTAIN INTANGIBLE ASSETS. TIER II CAPITAL INCLUDES SUBORDINATED DEBT TO A MAXIMUM OF 50% OF TIER I CAPITAL, CERTAIN HYBRID CAPITAL INSTRUMENTS, INCLUDING CUMULATIVE PREFERRED STOCK, LONG-TERM MANDATORY CONVERTIBLE DEBT INSTRUMENTS, AND A PREFERRED SHARES AND LIMITED AMOUNT OF GENERAL LOAN LOSS RESERVES. THE TOTAL TIER II CAPITAL WILL BE LIMITED TO 100% OF TIER I CAPITAL. EFFECTIVE AT THE END OF 1992, THE REQUIRED RATIO OF CAPITAL TO RISK-WEIGHTED ASSETS WAS 8%, OF WHICH AT LEAST HALF MUST BE TIER I CAPITAL.

ON THIS BASIS, THE CORPORATION'S RISK BASED CAPITAL AT SEPTEMBER 30, 1995 WAS 12.7%, WHICH FAR EXCEEDED REGULATORY REQUIREMENTS. THE EXCESS OF REGULATORY CAPITAL RELATES TO THE FACT THAT (1) THE CORPORATION'S TIER I CAPITAL ALONE (11.4%) EXCEEDS THE GUIDELINES AND (2) THE CORPORATION DOES NOT HAVE A SIGNIFICANT AMOUNT OF OFF-BALANCE SHEET CREDIT ITEMS.

THE CORPORATION IS ALSO SUBJECT TO A MINIMUM TIER I LEVERAGE RATIO. THIS LEVERAGE RATIO IS EQUAL TO THE CORPORATION'S EQUITY MINUS INTANGIBLE ASSETS DIVIDED BY TOTAL ASSETS MINUS INTANGIBLE ASSETS.

THE REQUIRED RATIO FOR EACH FINANCIAL INSTITUTION IS DETERMINED BASED ON THE FINANCIAL INSTITUTION'S SOUNDNESS. A MINIMUM RATIO OF TIER I CAPITAL TO TOTAL ASSETS OF 3% HAS BEEN ESTABLISHED FOR TOP RATED FINANCIAL INSTITUTIONS, WITH LESS HIGHLY RATED INSTITUTIONS, OR THOSE WITH HIGHER LEVELS OF RISK, REQUIRED TO MAINTAIN RATIOS 100 TO 200 BASIS POINTS ABOVE THE MINIMUM LEVEL. THE CORPORATION'S TIER I LEVERAGE RATIO WAS 8.1% AT SEPTEMBER 30, 1995.

PART II

OTHER INFORMATION

     ITEM 1       -     LEGAL PROCEEDINGS

                                   NONE

     ITEM 2       -     CHANGES IN THE RIGHTS OF THE COMPANY'S
                        SECURITY HOLDERS.

                                   NONE

     ITEM 3       -     DEFAULTS BY THE CORPORATION ON ITS
                        SENIOR SECURITIES.

                                   NONE

     ITEM 4       -     RESULTS OF VOTES OF SECURITY HOLDERS.

                                   NONE

     ITEM 5       -     OTHER INFORMATION.

                                   NONE

     ITEM 6       -     EXHIBITS AND REPORTS ON FORM 8-K.

                                   NONE

SIGNATURES OF PRESIDENT AND PRINCIPAL FINANCIAL OFFICER



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS QUARTERLY REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                           CENTURY FINANCIAL CORPORATION



DATE____________________         BY______________________________________
                                    JOSEPH N. TOSH, II
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER



DATE____________________         BY______________________________________
                                    DONALD A. BENZIGER
                                    SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER