Form 10-K
period 1995-12-31
CENTURY FINANCIAL CORP
filed 1996-03-29
CIK 820414

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
____  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

      COMMISSION FILE NUMBER 0-17416


                         CENTURY FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
        PENNSYLVANIA                           25-1553790
        ------------                           ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

      ONE CENTURY PLACE
      ROCHESTER, PENNSYLVANIA                       15074
      -----------------------                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(412) 774-1872

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            COMMON STOCK, PAR VALUE $0.835 PER SHARE
            ----------------------------------------
                       (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X      NO
                                              ---       ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART 3 OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)
                              ---

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 26, 1996:
COMMON STOCK, $0.835  PAR VALUE, $47,682,116

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
AS OF MARCH 26, 1996:
COMMON STOCK, $0.835 PAR VALUE,  3,375,725 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED DECEMBER 31, 1995 ARE INCORPORATED BY REFERENCE INTO PARTS I AND II. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL SHAREHOLDERS MEETING TO BE HELD APRIL 29, 1996 ARE INCORPORATED BY REFERENCE INTO PART III.

                         CENTURY FINANCIAL CORPORATION
                                    FORM 10K
                                     INDEX

                                     PART I

                                                               PAGE
                                                              NUMBER

ITEM  1  BUSINESS                                              4-22

ITEM  2  PROPERTIES                                              22

ITEM  3  LEGAL PROCEEDINGS                                       22

ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                        22


                                    PART II

ITEM  5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS                             23

ITEM  6  SELECTED FINANCIAL DATA                                 23

ITEM  7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     23

ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             23

ITEM  9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE                                              23


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                              24

ITEM 11  EXECUTIVE COMPENSATION                                  24

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                              24

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          24


                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K                                             25

          EXHIBIT INDEX                                          26

          SIGNATURES                                          27-28

                                 PART I
ITEM 1.
DESCRIPTION OF BUSINESS
-----------------------

CENTURY FINANCIAL CORPORATION (CORPORATION) IS A PENNSYLVANIA BUSINESS CORPORATION WHICH WAS ORGANIZED JULY 27, 1987, AT THE DIRECTION OF THE CENTURY NATIONAL BANK AND TRUST COMPANY (CENTURY) FOR THE PURPOSE OF ENGAGING IN THE BUSINESS OF A BANK HOLDING COMPANY AND OF OWNING ALL OF THE COMMON STOCK OF CENTURY. THE CORPORATION IS ENGAGED PRINCIPALLY IN COMMERCIAL BANKING ACTIVITIES THROUGH ITS BANKING SUBSIDIARY. CENTURY BECAME A WHOLLY-OWNED SUBSIDIARY OF THE CORPORATION ON JUNE 1, 1988. THE CORPORATION OWNS ALL OF THE ISSUED AND OUTSTANDING COMMON STOCK OF CENTURY. ON MARCH 1, 1989, CENTURY BECAME THE SOLE STOCKHOLDER OF THE INDEPENDENT BANKERS COMPUTER SERVICE, INC. (IBCS), A DATA PROCESSING CENTER. ON JUNE 1, 1989, THE CORPORATION ACQUIRED ALL OF THE STOCK OF IBCS FROM CENTURY AND WAS OPERATING THE CENTER AS A NON-BANK SUBSIDIARY. EFFECTIVE APRIL 1, 1995, INDEPENDENT BANKERS COMPUTER SERVICE, INCORPORATED WAS DISSOLVED AND ITS OPERATIONS INTEGRATED WITH CENTURY NATIONAL BANK AND TRUST COMPANY.

GENERAL
-------

CENTURY WAS FORMED IN 1973 AS A RESULT OF THE CONSOLIDATION OF THE UNION NATIONAL BANK OF NEW BRIGHTON, NEW BRIGHTON, PENNSYLVANIA, AND THE FREEDOM NATIONAL BANK, FREEDOM, PENNSYLVANIA. IN 1985, THE NATIONAL BANK OF BEAVER COUNTY, MONACA, PENNSYLVANIA, AND THE FIRST NATIONAL BANK OF MIDLAND, PENNSYLVANIA, WERE MERGED INTO CENTURY. EACH OF THESE BUSINESS COMBINATIONS WAS ACCOUNTED FOR AS A POOLING OF INTERESTS.


CENTURY ENGAGES IN FULL SERVICE COMMERCIAL AND CONSUMER BANKING AND TRUST BUSINESS. CENTURY PROVIDES SERVICES TO ITS CUSTOMERS THROUGH ITS NETWORK OF TWELVE FULL SERVICE OFFICES WHICH INCLUDES DRIVE-IN FACILITIES. CENTURY'S SERVICES INCLUDE ACCEPTING TIME, DEMAND AND SAVINGS DEPOSITS INCLUDING NOW ACCOUNTS, REGULAR SAVINGS ACCOUNTS, MONEY MARKET ACCOUNTS, INVESTMENT CERTIFICATES, FIXED RATE CERTIFICATES OF DEPOSIT, AND CLUB ACCOUNTS. ITS SERVICES ALSO INCLUDE COMMERCIAL TRANSACTIONS EITHER DIRECTLY OR THROUGH REGIONAL INDUSTRIAL DEVELOPMENT CORPORATIONS, MAKING CONSTRUCTION AND MORTGAGE LOANS, AND THE RENTING OF SAFE DEPOSIT FACILITIES. ADDITIONAL SERVICES INCLUDE MAKING RESIDENTIAL MORTGAGE LOANS, REVOLVING CREDIT LOANS WITH

ITEM 1.
DESCRIPTION OF BUSINESS (CONTINUED)
-----------------------

OVERDRAFT CHECKING PROTECTION, SMALL BUSINESS LOANS, ETC. CENTURY'S BUSINESS LOANS INCLUDE SEASONAL CREDIT COLLATERAL LOANS, AND TERM LOANS. DURING THE FIVE YEAR PERIOD BEGINNING IN 1991 AND ENDING IN 1995, THE CORPORATION'S COMBINED TOTAL ASSETS HAVE GROWN FROM APPROXIMATELY $279 MILLION IN 1991 TO APPROXIMATELY $377 MILLION IN 1995. NET INCOME FOR EACH OF THE YEARS IN THIS PERIOD HAS INCREASED.

PROPERTIES
----------

THE CORPORATION'S EXECUTIVE OFFICES ARE LOCATED AT ONE CENTURY PLACE, ROCHESTER, PENNSYLVANIA, IN A BUILDING OWNED BY CENTURY AND WHICH ALSO CONTAINS CENTURY'S MAIN OFFICE. IN ADDITION, CENTURY OWNS NINE OTHER PROPERTIES LOCATED AT 2552 DARLINGTON ROAD, BEAVER FALLS, PENNSYLVANIA; FREEDOM AND HAINES SCHOOL ROAD, MARS, PENNSYLVANIA; THIRD AVENUE, FREEDOM, PENNSYLVANIA; SEVENTH STREET AND MIDLAND AVENUE, MIDLAND, PENNSYLVANIA; 1001 PENNSYLVANIA AVENUE, MONACA, PENNSYLVANIA; THIRD AVENUE, NEW BRIGHTON, PENNSYLVANIA; 800 BRODHEAD ROAD, ALIQUIPPA, PENNSYLVANIA; 700 MERCHANT STREET, AMBRIDGE, PENNSYLVANIA AND 716 FOURTEENTH STREET, BEAVER FALLS, PENNSYLVANIA. CENTURY LEASES THREE ADDITIONAL PROPERTIES LOCATED AT 613 BEAVER VALLEY MALL, MONACA, PENNSYLVANIA; NORTHERN LIGHTS SHOPPERS CITY, BADEN, PENNSYLVANIA AND THIRD AVENUE AND BUFFALO STREET, BEAVER, PENNSYLVANIA.

ALL FACILITIES AND EQUIPMENT ARE PERIODICALLY APPRAISED FOR INSURANCE PURPOSES AND ARE ADEQUATELY INSURED.

SUPERVISION AND REGULATION
--------------------------

THE CORPORATION IS SUBJECT TO REGULATION UNDER THE BANK HOLDING COMPANY ACT OF 1956, AS AMENDED (THE "ACT"), AND THE SECURITIES AND EXCHANGE COMMISSION.

CENTURY IS SUBJECT TO REGULATION AND PERIODIC EXAMINATION BY THE OFFICE OF THE COMPTROLLER OF THE CURRENCY. IT IS ALSO SUBJECT TO THE RULES AND REGULATIONS OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM AND THE FEDERAL DEPOSIT INSURANCE CORPORATION.

THE FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989 ("FIRREA") WAS ENACTED ON AUGUST 9, 1989.

ITEM 1.
DESCRIPTION OF BUSINESS (CONTINUED)
-----------------------


FIRREA HAS SIGNIFICANTLY AFFECTED THE FINANCIAL INDUSTRY IN SEVERAL WAYS, INCLUDING HIGHER DEPOSIT INSURANCE PREMIUMS, MORE STRINGENT CAPITAL REQUIREMENTS AND NEW INVESTMENT LIMITATIONS AND RESTRICTIONS. THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("THE FDIC IMPROVEMENT ACT") COVERS A WIDE EXPANSE OF BANKING REGULATORY ISSUES. THE FDIC IMPROVEMENT ACT DEALS WITH THE RECAPITALIZATION OF THE BANK INSURANCE FUND, WITH DEPOSIT INSURANCE REFORM, INCLUDING REQUIRING THE FDIC TO ESTABLISH A RISK-BASED PREMIUM ASSESSMENT SYSTEM, AND WITH A NUMBER OF OTHER REGULATORY AND SUPERVISORY MATTERS. THE FDIC REFUNDED $193,000 TO THE CORPORATION IN SEPTEMBER, 1995 AS A RESULT OF THE FDIC LOWERING THE INSURANCE PREMIUM FOR BANK INSTITUTIONS MEETING CERTAIN CAPITAL REQUIREMENTS. IN ADDITION, THE CORPORATION EXPECTS SUBSTANTIALLY LOWER FDIC EXPENSE IN 1996.

THE MONETARY POLICIES OF REGULATORY AUTHORITIES, INCLUDING THE FEDERAL RESERVE BOARD, HAVE A SIGNIFICANT EFFECT ON THE OPERATING RESULTS OF BANKS AND BANK HOLDING COMPANIES. THE NATURE OF FUTURE MONETARY POLICIES AND THE EFFECT OF SUCH POLICIES ON THE FUTURE BUSINESS AND EARNINGS OF THE CORPORATION CANNOT BE PREDICTED.

MANAGEMENT IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE A MATERIAL EFFECT ON THE LIQUIDITY, CAPITAL RESOURCES, OR OPERATIONS OF THE CORPORATION.

COMPETITION
----------------

ALL PHASES OF CENTURY'S BUSINESS ARE HIGHLY COMPETITIVE. CENTURY'S MARKET AREA INCLUDES ALL OF BEAVER COUNTY IN ADDITION TO SELECTED COMMUNITIES IN NEIGHBORING BUTLER (CRANBERRY TOWNSHIP AREA) COUNTY. CENTURY COMPETES WITH LOCAL COMMERCIAL BANKS AND THRIFT INSTITUTIONS WITH BRANCHES IN CENTURY'S MARKET AREA. CENTURY CONSIDERS ITS MAJOR COMPETITION TO BE MELLON BANK, N.A. AND INTEGRA/PITTSBURGH, BOTH HEADQUARTERED IN PITTSBURGH, PENNSYLVANIA ALONG WITH FIRST WESTERN BANK, N.A, HEADQUARTERED IN NEW CASTLE, PENNSYLVANIA.

CENTURY COMPETES WITH COMMERCIAL BANKS, SAVINGS BANKS, SAVINGS AND LOAN ASSOCIATIONS, INSURANCE COMPANIES, REGULATED SMALL LOAN COMPANIES AND CREDIT UNIONS WITH RESPECT TO ATTRACTING LOAN ACTIVITY AND DEMAND DEPOSITS.

ITEM 1.
DESCRIPTION OF BUSINESS (CONTINUED)
-----------------------

COMPETITION (CONTINUED)
-----------------------
CENTURY IS GENERALLY COMPETITIVE WITH ALL FINANCIAL INSTITUTIONS IN ITS SERVICE AREAS WITH RESPECT TO INTEREST RATES PAID ON TIME AND SAVINGS DEPOSITS, SERVICE CHARGES ON DEPOSIT ACCOUNTS, AND INTEREST RATES AND FEES CHARGED ON LOANS.

LOAN COMMITMENTS AS OF DECEMBER 31, 1995 AND 1994, WERE APPROXIMATELY $29,307,000 AND $27,783,000, RESPECTIVELY.

CENTURY HAS A RELATIVELY STABLE DEPOSIT BASE AND NO MATERIAL AMOUNT OF DEPOSITS IS OBTAINED FROM A SINGLE DEPOSITOR OR GROUP OF DEPOSITORS (INCLUDING FEDERAL, STATE AND LOCAL GOVERNMENTS). CENTURY HAS NOT EXPERIENCED ANY SIGNIFICANT SEASONAL FLUCTUATIONS IN THE AMOUNT OF ITS DEPOSITS. NONE OF THE BANK'S DEPOSITS ARE FROM OUTSIDE OF THE UNITED STATES.

MARKET AREA
-----------

CENTURY HAS TWELVE OFFICES IN BEAVER COUNTY AND ONE OFFICE IN BUTLER COUNTY, BORDERING BEAVER COUNTY. THE BANK IS HEADQUARTERED IN ROCHESTER, PENNSYLVANIA. BEAVER COUNTY IS APPROXIMATELY 20 MILES NORTHWEST OF PITTSBURGH.

THE BEAVER COUNTY AREA WAS ONCE LARGELY DEPENDENT ON HEAVY INDUSTRY MANUFACTURING, PRIMARILY STEEL. DUE TO THE NATIONWIDE RECESSION IN THE EARLY 1980s AND COMPETITION FROM IMPORTED STEEL, THE COUNTY EXPERIENCED REDUCED EMPLOYMENT WHICH CAUSED A SEVERE RECESSION. BEAVER COUNTY HAS NOW MOVED TO A MORE DIVERSIFIED ECONOMIC BASE CONSISTING OF LIGHT INDUSTRIAL, HIGH TECHNOLOGY, EDUCATIONAL AND HEALTH RELATED INDUSTRIES.

BEAVER COUNTY'S LARGEST EMPLOYER IS USAIR WHICH OPERATES ITS HUB FROM THE PITTSBURGH AIRPORT. OTHER MAJOR EMPLOYERS INCLUDE THE MEDICAL CENTER, BEAVER COUNTY GOVERNMENT, STATE GOVERNMENT AND DUQUESNE LIGHT CORPORATION.

STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES
INFORMATION REGARDING STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES REQUIRED
 BY GUIDE 3, IS SET FORTH AS FOLLOWS:

      CENTURY FINANCIAL CORPORATION                                      (IN THOUSANDS)
          AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS                    1995
                                                               ------------------------------
                                                               AVERAGE
                                                               VOLUME     INTEREST     YIELD
                                                                 (1)         (2)        (3)
INTEREST-EARNING ASSETS                                        -----------------------------
   TAXABLE INVESTMENT SECURITIES                                 $81,445     $5,012    6.15%
   NON-TAXABLE INVESTMENT SECURITIES                              11,985        959    8.00%
   LOANS                                                         246,379     22,498    9.13%
   FEDERAL FUNDS SOLD                                              3,923        234    5.96%
                                                                --------   --------  -------
   TOTAL INTEREST-EARNING ASSETS                                 343,732     28,703    8.35%

NON-INTEREST EARNING ASSETS
   CASH AND DUE FROM BANKS                                         8,387
   ALLOWANCE FOR LOAN LOSSES                                      (3,137)
   OTHER ASSETS                                                   13,729
                                                                --------
   TOTAL ASSETS                                                 $362,711
                                                                ========
LIABILITIES AND CAPITAL
INTEREST-BEARING LIABILITIES
   NOW ACCOUNTS                                                  $31,518       $303    0.96%
   MONEY MARKET ACCOUNTS                                          49,178      1,127    2.29%
   SAVINGS DEPOSITS                                               37,483        770    2.05%
   TIME DEPOSITS                                                 165,474     10,034    6.06%
   SHORT TERM BORROWINGS                                           2,491        148    5.94%
   OTHER BORROWINGS                                                3,200        243    7.59%
                                                                --------   --------  -------
   TOTAL INTEREST-BEARING LIABILITIES                            289,344     12,625    4.36%

NON-INTEREST BEARING LIABILITIES
   DEMAND DEPOSITS                                                40,079
   OTHER LIABILITIES                                               3,901
   CAPITAL                                                        29,387
                                                                --------
   TOTAL LIABILITIES AND CAPITAL                                $362,711
                                                                ========
NET INTEREST INCOME AND NET YIELD
  ON INTEREST EARNING ASSETS                                                $16,078    4.72%
                                                                           ========  =======
NET EARNING ASSETS AND NET INTEREST SPREAD                                  $54,388    3.99%
                                                                           ========  =======



(1) FOR THE PURPOSE OF THESE COMPUTATIONS, NONACCRUING LOANS ARE INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS OUTSTANDING.
(2)  INTEREST ON LOANS INCLUDES FEE INCOME.
(3) YIELDS WERE COMPUTED ON A TAX EQUIVALENT BASIS USING A 34% FEDERAL INCOME TAX RATE AND WERE DETERMINED ON THE BASIS OF COST, ADJUSTED FOR AMORTIZATION OF PREMIUM OR ACCRETION OF DISCOUNT.
                                                -8-

STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES
INFORMATION REGARDING STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES REQUIRED
 BY GUIDE 3, IS SET FORTH AS FOLLOWS:

      CENTURY FINANCIAL CORPORATION                                      (IN THOUSANDS)
          AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS                    1994
                                                               ------------------------------
                                                               AVERAGE
                                                               VOLUME     INTEREST     YIELD
                                                                 (1)         (2)        (3)
INTEREST-EARNING ASSETS                                        -----------------------------
   TAXABLE INVESTMENT SECURITIES                                 $61,765     $3,263    5.28%
   NON-TAXABLE INVESTMENT SECURITIES                              11,421        829    7.26%
   LOANS                                                         222,946     19,857    8.91%
   FEDERAL FUNDS SOLD                                              6,352        232    3.65%
                                                                --------   --------  -------
   TOTAL INTEREST-EARNING ASSETS                                 302,484     24,181    7.99%

NON-INTEREST EARNING ASSETS
   CASH AND DUE FROM BANKS                                         9,273
   ALLOWANCE FOR LOAN LOSSES                                      (3,186)
   OTHER ASSETS                                                   13,283
                                                                --------
   TOTAL ASSETS                                                 $321,854
                                                                ========
LIABILITIES AND CAPITAL
INTEREST-BEARING LIABILITIES
   NOW ACCOUNTS                                                  $31,747       $306    0.97%
   MONEY MARKET ACCOUNTS                                          47,964      1,104    2.30%
   SAVINGS DEPOSITS                                               41,883        874    2.09%
   TIME DEPOSITS                                                 129,824      6,900    5.31%
   SHORT TERM BORROWINGS                                           1,067         40    3.75%
   OTHER BORROWINGS                                                2,981        230    7.72%
                                                                --------   --------  -------
   TOTAL INTEREST-BEARING LIABILITIES                            255,466      9,454    3.70%

NON-INTEREST BEARING LIABILITIES
   DEMAND DEPOSITS                                                37,244
   OTHER LIABILITIES                                               2,266
   CAPITAL                                                        26,878
                                                                --------
   TOTAL LIABILITIES AND CAPITAL                                $321,854
                                                                ========
NET INTEREST INCOME AND NET YIELD
  ON INTEREST EARNING ASSETS                                                $14,727    4.92%
                                                                           ========  =======
NET EARNING ASSETS AND NET INTEREST SPREAD                                  $47,018    4.29%
                                                                           ========  =======

(1) FOR THE PURPOSE OF THESE COMPUTATIONS, NONACCRUING LOANS ARE INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS OUTSTANDING.
(2)  INTEREST ON LOANS INCLUDES FEE INCOME.
(3) YIELDS WERE COMPUTED ON A TAX EQUIVALENT BASIS USING A 34% FEDERAL INCOME TAX RATE AND WERE DETERMINED ON THE BASIS OF COST, ADJUSTED FOR AMORTIZATION OF PREMIUM OR ACCRETION OF DISCOUNT.

STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES
INFORMATION REGARDING STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES REQUIRED
 BY GUIDE 3, IS SET FORTH AS FOLLOWS:

      CENTURY FINANCIAL CORPORATION                                      (IN THOUSANDS)
          AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS                    1993
                                                               ------------------------------
                                                               AVERAGE
                                                               VOLUME     INTEREST     YIELD
                                                                 (1)         (2)        (3)
INTEREST-EARNING ASSETS                                        -----------------------------
   TAXABLE INVESTMENT SECURITIES                                 $62,956     $3,298    5.24%
   NON-TAXABLE INVESTMENT SECURITIES                              19,844      1,370    6.90%
   INTEREST-EARNING DEPOSITS                                         602         33    5.48%
   LOANS                                                         197,501     18,503    9.37%
   FEDERAL FUNDS SOLD                                              9,318        287    3.08%
                                                                --------   --------  -------
   TOTAL INTEREST-EARNING ASSETS                                 290,221     23,491    8.09%

NON-INTEREST EARNING ASSETS
   CASH AND DUE FROM BANKS                                         8,677
   ALLOWANCE FOR LOAN LOSSES                                      (2,783)
   OTHER ASSETS                                                   11,604
                                                                --------
   TOTAL ASSETS                                                 $307,719
                                                                ========
LIABILITIES AND CAPITAL
INTEREST-BEARING LIABILITIES
   NOW ACCOUNTS                                                  $32,474       $534    1.64%
   MONEY MARKET ACCOUNTS                                          48,088      1,269    2.64%
   SAVINGS DEPOSITS                                               42,294      1,061    2.51%
   TIME DEPOSITS                                                 118,465      6,278    5.30%
   SHORT TERM BORROWINGS                                           1,749         50    2.86%
   OTHER BORROWINGS                                                1,500        139    9.25%
                                                                --------   --------  -------
   TOTAL INTEREST-BEARING LIABILITIES                            244,570      9,331    3.82%

NON-INTEREST BEARING LIABILITIES
   DEMAND DEPOSITS                                                35,765
   OTHER LIABILITIES                                               2,346
   CAPITAL                                                        25,038
                                                                --------
   TOTAL LIABILITIES AND CAPITAL                                $307,719
                                                                ========
NET INTEREST INCOME AND NET YIELD
  ON INTEREST EARNING ASSETS                                                $14,160    4.88%
                                                                           ========  =======
NET EARNING ASSETS AND NET INTEREST SPREAD                                  $45,651    4.27%
                                                                           ========  =======

(1) FOR THE PURPOSE OF THESE COMPUTATIONS, NONACCRUING LOANS ARE INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS OUTSTANDING.
(2)  INTEREST ON LOANS INCLUDES FEE INCOME.
(3) YIELDS WERE COMPUTED ON A TAX EQUIVALENT BASIS USING A 34% FEDERAL INCOME TAX RATE AND WERE DETERMINED ON THE BASIS OF COST, ADJUSTED FOR AMORTIZATION OF PREMIUM OR ACCRETION OF DISCOUNT.

                            CENTURY FINANCIAL CORPORATION
                       ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                        1995 CHANGE FROM 1994
                                                    ------------------------------
                                                     TOTAL        CHANGE DUE TO
                                                     CHANGE      VOLUME     RATE
                                                                   (1)       (1)
                                                    ------------------------------
                                                         (IN THOUSANDS)
INTEREST INCOME ON:

TAXABLE INVESTMENT SECURITIES                        $1,757      $1,040      $717
NON-TAXABLE INVESTMENT SECURITIES (2)                   130          41        89
LOANS (2)                                             2,641       2,099       542
FEDERAL FUNDS SOLD                                       (6)        (89)       83
                                                     ------      ------    ------
TOTAL INTEREST INCOME                                $4,522      $3,091    $1,431
                                                     ------      ------    ------

INTEREST EXPENSE ON:

NOW DEPOSITS                                            ($3)        ($1)      ($2)
MONEY MARKET DEPOSITS                                    23          28        (5)
SAVINGS DEPOSITS                                       (104)        (89)      (15)
TIME DEPOSITS                                         3,134       1,893     1,241
SHORT TERM BORROWINGS                                   108          53        55
OTHER BORROWINGS                                         13          17        (4)
                                                     ------      ------    ------
TOTAL INTEREST EXPENSE                                3,171       1,901     1,270
                                                     ------      ------    ------
NET INTEREST INCOME                                  $1,351      $1,190      $161
                                                     ======      ======    ======


(1) CHANGES IN INTEREST INCOME/EXPENSE NOT ARISING SOLELY AS A RESULT OF VOLUME OR RATE VARIANCES ARE ALLOCATED PROPORTIONATELY TO RATE AND VOLUME.

(2)  ADJUSTED TO TAXABLE EQUIVALENT BASIS OF 34% TAX RATE.

                            CENTURY FINANCIAL CORPORATION
                       ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                        1994 CHANGE FROM 1993
                                                   -------------------------------
                                                    TOTAL        CHANGE DUE TO
                                                    CHANGE       VOLUME     RATE
                                                                   (1)       (1)
                                                   -------------------------------
                                                         (IN THOUSANDS)
INTEREST INCOME ON:

TAXABLE INVESTMENT SECURITIES                          ($43)       ($73)      $30
NON-TAXABLE INVESTMENT SECURITIES (2)                  (541)       (581)       40
INTEREST BEARING DEPOSITS IN BANKS                      (25)        (22)       (3)
LOANS (2)                                             1,354       2,384    (1,030)
FEDERAL FUNDS SOLD                                      (55)        (91)       36
                                                   --------     --------  --------
TOTAL INTEREST INCOME                                  $690      $1,617     ($927)
                                                   --------     --------  --------

INTEREST EXPENSE ON:

NOW DEPOSITS                                          ($228)       ($12)    ($216)
MONEY MARKET DEPOSITS                                  (165)         (3)     (162)
SAVINGS DEPOSITS                                       (187)        (10)     (177)
TIME DEPOSITS                                           622         602        20
SHORT TERM BORROWINGS                                   (10)        (15)        5
OTHER BORROWINGS                                         91          91         0
                                                   --------     --------  --------
TOTAL INTEREST EXPENSE                                  123         653      (530)
                                                   --------     --------  --------
NET INTEREST INCOME                                    $567        $964     ($397)
                                                   ========     ========  ========


(1) CHANGES IN INTEREST INCOME/EXPENSE NOT ARISING SOLELY AS A RESULT OF VOLUME OR RATE VARIANCES ARE ALLOCATED PROPORTIONATELY TO RATE AND VOLUME.

(2)  ADJUSTED TO TAXABLE EQUIVALENT BASIS OF 34% TAX RATE.

                         CENTURY FINANCIAL CORPORATION
       AVAILABLE FOR SALE INVESTMENT SECURITIES AS OF DECEMBER 31, 1995
                                (IN THOUSANDS)

                               -----------------------------------------------------------------------------------------
                                                                   BOOK VALUES MATURING
                               -----------------------------------------------------------------------------------------
                                     WITHIN 1       1 YEAR THROUGH      5 YEARS THROUGH          OVER
                                      YEAR               5 YEARS            10 YEARS            10 YEARS          TOTAL
                               AMOUNT      YIELD    AMOUNT    YIELD    AMOUNT      YIELD    AMOUNT      YIELD
                               -----------------------------------------------------------------------------------------
U S TREASURY SECURITIES         $2,004     5.88%     $7,355   6.28%         $0     0.00%         $0     0.00%    $9,359

U S AGENCY SECURITIES            9,074     6.99%     16,560   6.59%          0     0.00%          0     0.00%    25,634

OBLIGATIONS OF STATE AND
POLITICAL SUBDIVISIONS           2,074     4.26%      3,064   6.39%      8,156     5.83%        813     6.99%    14,107

TAXABLE - OBLIGATIONS OF STATE
AND POLITICAL SUBDIVISIONS         206     6.56%      1,431   7.74%      3,919     6.80%      1,704     6.22%     7,260

MORTGAGE-BACKED SECURITIES           0     0.00%     12,815   6.50%      4,683     6.09%     10,935     7.47%    28,433

OTHER SECURITIES                 4,111     7.98%      8,941   7.14%          0     0.00%          0     0.00%    13,052

EQUITY SECURITIES                    0     0.00%          0   0.00%          0     0.00%      1,207     6.00%     1,207
                               -------             --------           --------             --------            --------
    TOTAL                      $17,469              $50,166            $16,758              $14,659             $99,052
                               =======             ========           ========             ========            ========

   WEIGHTED AVERAGE YIELD                  6.77%              6.64%                6.13%                7.18%
                                          ======             ======               ======               ======



WEIGHTED AVERAGE YIELDS WERE COMPUTED ON A TAX EQUIVALENT BASIS USING A 34% FEDERAL INCOME TAX STATUTORY RATE AND WERE DETERMINED ON THE BASIS OF
COST, ADJUSTED FOR AMORTIZATION OF PREMIUM OR ACCRETION DISCOUNTED.

                         CENTURY FINANCIAL CORPORATION
                             INVESTMENT SECURITIES

                              AS OF DECEMBER 31,



                                            1995                1994
                                          ---------    ----------------------
                                          AVAILABLE    AVAILABLE      HELD
                                             FOR          FOR          TO
                                            SALE         SALE       MATURITY       1993
                                          ---------    ---------    ---------    ---------

U S TREASURY SECURITIES                     $9,359       $7,071          --        $4,022

U S AGENCIES                                25,634       21,301        2,043       26,735

OBLIGATIONS OF STATE AND                    14,107          --        13,379       13,727
POLITICAL SUBDIVISIONS

TAXABLE - OBLIGATIONS OF STATE               7,260          --         5,451        4,878
AND POLITICAL SUBDIVISIONS

MORTGAGE-BACKED SECURITIES                  28,433       10,300        2,583       18,328

OTHER SECURITIES                            13,052          --        13,636       12,156

EQUITY SECURITIES                            1,207          --         1,121        1,143
                                          ---------    ---------    ---------    ---------
                                           $99,052      $38,672      $38,213      $80,989
                                          =========    =========    =========    =========


EXCLUDING THOSE HOLDINGS OF THE INVESTMENT PORTFOLIO IN U.S. TREASURY SECURITIES AND OTHER AGENCIES AND CORPORATIONS OF THE U.S. GOVERNMENT, THERE WERE NO INVESTMENTS IN SECURITIES OF ANY ONE ISSUER WHICH EXCEEDED 10% OF THE CORPORATION'S SHAREHOLDERS EQUITY AT DECEMBER 31, 1995.

                                              CENTURY FINANCIAL CORPORATION
                                                          LOANS
                                                      (IN THOUSANDS)
                                     -------------------------------------------------
                                         1995      1994      1993      1992     1991
                                     -------------------------------------------------
REAL ESTATE - MORTGAGE                $99,484  $103,089   $96,247  $111,317  $109,991

REAL ESTATE - CONSTRUCTION             12,918     7,957     6,556     6,018     4,662

COMMERCIAL                             62,945    44,514    40,523    25,857    21,530

CONSUMER                               75,295    77,109    51,157    44,458    41,321

TERM FEDERAL FUNDS                        -         -         -       2,000     3,000

OTHER                                  15,509    10,456    13,963    13,832    13,476
                                     --------  --------  --------  --------  --------
          TOTAL                      $266,151  $243,125  $208,446  $203,482  $193,980

LESS UNEARNED INCOME                    8,539     7,859     5,389     5,580     5,640
                                     --------  --------  --------  --------  --------
          TOTAL LOANS                $257,612  $235,266  $203,057  $197,902  $188,340
                                     ========  ========  ========  ========  ========



LOAN MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF COMMERCIAL AND REAL ESTATE-CONSTRUCTION LOANS:


                                                    DECEMBER 31, 1995
                                      --------------------------------------
                                          DUE     1 YEAR      DUE
                                        WITHIN   THROUGH     AFTER
                                        1 YEAR   5 YEARS   5 YEARS    TOTAL
                                      --------------------------------------
                                                   (IN THOUSANDS)
COMMERCIAL LOANS                      $20,585   $28,618   $13,742   $62,945
REAL ESTATE-CONSTRUCTION                8,664     2,504     1,750    12,918
                                      -------   -------   -------   -------
                                      $29,249   $31,122   $15,492   $75,863
                                      =======   =======   =======   =======


PREDETERMINED INTEREST RATES           $7,056   $25,908   $15,142   $48,106
FLOATING INTEREST RATES                22,193     5,214       350    27,757
                                      -------   -------   -------   -------
                                      $29,249   $31,122   $15,492   $75,863
                                      =======   =======   =======   =======

THERE ARE NO LOAN CONCENTRATIONS EXCEEDING 10%
 OF TOTAL LOANS AS OF DECEMBER 31, 1995.

CENTURY MAINTAINS A WRITTEN LENDING POLICY REQUIRING CERTAIN UNDERWRITING STANDARDS BE MET PRIOR TO FUNDING ANY LOAN, INCLUDING REQUIREMENTS FOR CREDIT ANALYSIS, COLLATERAL VALUE COVERAGE, DOCUMENTATION AND TERMS. THE PRINCIPAL FACTOR USED TO DETERMINE POTENTIAL BORROWERS' CREDITWORTHINESS IS BUSINESS CASH FLOWS OR CONSUMER INCOME AVAILABLE TO SERVICE DEBT PAYMENTS. SECONDARY SOURCES OF REPAYMENT, INCLUDING COLLATERAL OR GUARANTEES, ARE FREQUENTLY OBTAINED. THE BANK GENERALLY LENDS WITHIN THE MARKET AREAS SERVED BY THE BANK'S BRANCHES.

COMMERCIAL LOANS ARE GRANTED GENERALLY TO SMALL AND MIDDLE MARKET CUSTOMERS FOR OPERATING, EXPANSION OR ASSET ACQUISITION PURPOSES. OPERATING CASH FLOWS OF THE BUSINESS ENTERPRISE ARE IDENTIFIED AS THE PRINCIPAL SOURCE OF REPAYMENT, WITH BUSINESS ASSETS HELD AS COLLATERAL. COLLATERAL MARGINS AND LOAN TERMS ARE BASED UPON THE PURPOSE AND STRUCTURE OF THE TRANSACTION AS SET FORTH IN LOAN POLICY.

COMMERCIAL REAL ESTATE LOANS ARE GRANTED FOR THE ACQUISITION OR IMPROVEMENT OF REAL PROPERTY. GENERALLY, COMMERCIAL REAL ESTATE LOANS DO NOT EXCEED 80% OF THE APPRAISED VALUE OF PROPERTY PLEDGED TO SECURE THE TRANSACTION. REPAYMENT OF SUCH LOANS ARE EXPECTED FROM THE OPERATIONS OF THE SUBJECT REAL ESTATE AND ARE CAREFULLY ANALYZED PRIOR TO APPROVAL.

REAL ESTATE CONSTRUCTION LOANS ARE GRANTED FOR THE PURPOSES OF CONSTRUCTING IMPROVEMENTS TO REAL PROPERTY, BOTH COMMERCIAL AND RESIDENTIAL. REAL ESTATE LOANS SECURED BY 1-4 FAMILY RESIDENTIAL HOUSING PROPERTIES ARE GRANTED SUBJECT TO STATUTORY LIMITS REGARDING THE MAXIMUM PERCENTAGE OF APPRAISED VALUE OF THE MORTGAGED PROPERTY. RESIDENTIAL LOAN TERMS ARE NORMALLY ESTABLISHED IN COMPLIANCE WITH REGULATORY REQUIREMENTS. RESIDENTIAL MORTGAGE PORTFOLIO INTEREST RATES ARE ESTABLISHED BASED UPON FACTORS SUCH AS INTEREST RATES IN GENERAL, THE SUPPLY OF MONEY AVAILABLE TO THE BANK AND THE DEMAND FOR SUCH LOANS.

LOANS TO INDIVIDUALS REPRESENT FINANCING EXTENDED TO CONSUMERS FOR PERSONAL OR HOUSEHOLD PURPOSES, INCLUDING AUTOMOBILE FINANCING, EDUCATION, HOME IMPROVEMENT AND PERSONAL EXPENDITURES. THESE LOANS ARE GRANTED IN THE FORM OF INSTALLMENT, INDIRECT AUTOMOBILE LOANS, CREDIT CARD OR REVOLVING CREDIT TRANSACTIONS. CONSUMER CREDITWORTHINESS IS EVALUATED ON THE BASIS OF ABILITY TO REPAY, STABILITY OF INCOME SOURCES AND PAST CREDIT HISTORY.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                    DECEMBER 31,
                                    ----------------------------------------------
                                      1995      1994      1993      1992      1991
                                    ----------------------------------------------
                                                      (IN THOUSANDS)
LOANS OUTSTANDING AT END OF YEAR    $257,612  $235,266  $203,057  $197,902  $188,340
                                    ========  ========  ========  ========  ========
AVERAGE LOANS OUTSTANDING            246,379   222,946   197,501   191,697   179,386
                                    ========  ========  ========  ========  ========
ALLOWANCE FOR LOAN LOSSES:
BALANCE, BEGINNING OF YEAR             3,206     3,070     2,472     1,824     1,205
                                    --------  --------  --------  --------  --------
LOANS CHARGED OFF:
  COMMERCIAL                               0         1        26        21        42
  REAL ESTATE MORTGAGES                   49         0         3        23        70
  CONSUMER                               426       175       129       148       240
                                    --------  --------  --------  --------  --------
  TOTAL LOANS CHARGED OFF               $475      $176      $158      $192      $352
                                    --------  --------  --------  --------  --------
RECOVERIES:
  COMMERCIAL                               4        10        98        43       349
  REAL ESTATE MORTGAGES                    7         0         0         0         0
  CONSUMER                                21        32        33        50        43
                                    --------  --------  --------  --------  --------
  TOTAL RECOVERIES                        32        42       131        93       392
                                    --------  --------  --------  --------  --------
NET LOANS CHARGED OFF                    443       134        27        99       (40)
                                    --------  --------  --------  --------  --------
PROVISION FOR LOSSES                     240       270       625       747       579
                                    --------  --------  --------  --------  --------
BALANCE, END OF YEAR                  $3,003    $3,206    $3,070    $2,472    $1,824
                                    ================================================

RATIO OF NET CHARGE-OFFS/RECOVERIES
TO AVERAGE LOANS OUTSTANDING            0.18%     0.06%     0.01%     0.05%    -0.02%


NON-PERFORMING LOANS
  LOANS PAST DUE 90 DAYS OR MORE        $266      $539      $167      $313      $125
  NON-ACCRUAL LOANS                      901     1,317       425       969     1,240
  RESTRUCTURED                            -         -         -         -         -
                                    --------  --------  --------  --------  --------
                                      $1,167    $1,856      $592    $1,282    $1,365
                                    ========  ========  ========  ========  ========

INCLUDED IN NON-ACCRUAL LOANS AT DECEMBER 31, 1994 ARE THREE COMMERCIAL LOANS. TWO OF THE THREE LOANS WERE SUBSEQUENTLY BROUGHT CURRENT IN 1995, RESULTING IN A REDUCTION IN THE NON-ACCRUAL BALANCE AT DECEMBER 31, 1995.

IN ESTABLISHING A CHARGE TO THE PROVISION FOR LOAN LOSSES, AND THE RELATED BALANCE IN THE ALLOWANCE FOR LOAN LOSSES, MANAGEMENT CONSIDERS A VARIETY OF FACTORS, INCLUDING ACTUAL LOSSES INCURRED, THE LEVEL OF THE ALLOWANCE FOR LOAN LOSSES, LOAN GROWTH, DELINQUENCY TRENDS AND RATIOS, THE EXISTING ECONOMIC CLIMATE, AND MANAGEMENT'S ASSESSMENT OF POTENTIAL FUTURE LOSSES ON OUTSTANDING LOANS.

CENTURY MONITORS ITS LOAN PORTFOLIO AND ON A MONTHLY BASIS PROVIDES DETAILED ANALYSIS OF DELINQUENCIES, NON-PERFORMING ASSETS, AND POTENTIAL PROBLEM LOANS TO THE PROBLEM LOAN COMMITTEE OF THE BOARD. MANAGEMENT CONDUCTS A FORMAL, QUALITATIVE ANALYSIS OF THE ADEQUACY OF CENTURY'S ALLOWANCE FOR LOAN LOSSES. ALL LOAN RELATIONSHIPS IN EXCESS OF $250,000 ARE REVIEWED ANNUALLY BY THE EXECUTIVE COMMITTEE OF CENTURY'S BOARD OF DIRECTORS. ON A QUARTERLY BASIS, ALL LOAN RELATIONSHIPS IN EXCESS OF $250,000 RATED SUBSTANDARD OR LOWER ARE REVIEWED BY CENTURY'S LOAN REVIEW OFFICER AND THE PROBLEM LOAN COMMITTEE. THESE LOANS ARE REVIEWED FOR PAYMENT HISTORY, ANY CHANGES IN COLLATERAL AND ANY EXPOSURE IS SPECIFICALLY RESERVED FOR. ALL SPECIAL MENTION LOANS ARE POOLED AND A RESERVE IS DETERMINED FROM BOTH CENTURY'S HISTORICAL EXPERIENCE AND HISTORICAL LOSS PERCENTAGES FROM ROBERT MORRIS ASSOCIATES.

ALL OTHER HOMOGENEOUS LOAN POOLS SUCH AS CONSUMER INSTALLMENT LOANS, CASH RESERVE AND 1-4 FAMILY MORTGAGE LOANS ARE POOLED AND THE ADEQUACY OF THE RESERVE IS DETERMINED BASED ON SUCH FACTORS AS GENERAL ECONOMIC CONDITIONS, HISTORICAL CHARGE-OFF EXPERIENCE AND DELINQUENCY TRENDS. ADDITIONALLY, CONSIDERATION IS GIVEN TO COMMITMENTS TO EXTEND CREDIT BASED ON THE CHARACTERISTICS OF THE RISKS ASSOCIATED WITH THESE SPECIFIC COMMITMENTS. MANAGEMENT CONSIDERS THE LEVEL OF ITS ALLOWANCE TO BE ADEQUATE. NON-PERFORMING LOANS AT DECEMBER 31, 1995, WERE 0.45% OF OUTSTANDING LOANS NET OF UNEARNED INCOME VERSUS 0.79% AT DECEMBER 31, 1994.

WHILE IT IS IMPOSSIBLE TO PREDICT WHAT 1996 LOAN LOSSES WILL BE, MANAGEMENT ESTIMATES THAT GROSS LOSSES SHOULD NOT EXCEED APPROXIMATELY 0.25% OF LOANS OUTSTANDING AT DECEMBER 31, 1995.

INFORMATION WITH RESPECT TO NONACCRUAL LOANS AT DECEMBER 31, 1995 THRU 1991 IS AS FOLLOWS:

                    1995   1994     1993    1992     1991
                    ----   ----     ----    ----     ----
                                (IN THOUSANDS)
NONACCRUAL LOANS:  $  901 $1,317   $  425  $  969   $1,240
                   ====== ======   ======  ======   ======

THE GROSS AMOUNT OF INTEREST WHICH WOULD HAVE BEEN RECORDED IF ALL NONACCRUAL LOANS HAD BEEN ACCRUING INTEREST AT THEIR ORIGINAL TERMS IS:

                    $  51 $   56   $  31   $   96   $   98
                    ===== ======   =====   ======   ======

LOANS CLASSIFIED FOR REGULATORY PURPOSES AS LOSS, DOUBTFUL, SUBSTANDARD, OR
SPECIAL MENTION DO NOT REPRESENT OR RESULT FROM    TRENDS OR UNCERTAINTIES WHICH
WILL MATERIALLY IMPACT FUTURE OPERATING RESULTS, LIQUIDITY OR CAPITAL RESOURCES; NOR DOES MANAGEMENT HAVE ANY INFORMATION WHICH WOULD CAUSE IT TO HAVE SERIOUS DOUBTS AS TO THE ABILITY OF SUCH BORROWERS TO COMPLY WITH LOAN REPAYMENT TERMS.

                              SUMMARY OF DEPOSITS


THE AVERAGE DAILY AMOUNT OF DEPOSITS AND RATES PAID ON SUCH DEPOSITS IS SUMMARIZED FOR THE PERIODS INDICATED IN THE FOLLOWING TABLE:

                                      YEARS ENDED DECEMBER 31
                           ---------------------------------------------
                               1995            1994           1993
                           ---------------------------------------------
                                          (IN THOUSANDS)

DEMAND ACCOUNTS             $40,079         $37,244        $35,765
NOW ACCOUNTS                 31,518 0.96%    31,747 0.97%   32,474 1.64%
MONEY MARKET ACCOUNTS        49,178 2.29%    47,964 2.30%   48,088 2.64%
SAVINGS DEPOSITS             37,483 2.05%    41,883 2.09%   42,294 2.51%
TIME DEPOSITS               165,474 6.06%   129,824 5.31%  118,465 5.30%
                           ---------      ----------      ---------
   TOTAL                   $323,732        $288,662       $277,086
                           =========      ==========      =========

THE FOLLOWING TABLE SETS FORTH, BY TIME REMAINING TO MATURITY, TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE.


                                         DECEMBER 31
                                         -----------
                                            1995
                                         -----------
                                        (IN THOUSANDS)
THREE MONTHS OR LESS                         $3,951
THREE TO SIX MONTHS                          15,263
SIX TO TWELVE MONTHS                          2,648
OVER TWELVE MONTHS                            5,690
                                         -----------
                                            $27,552
                                         ===========

                         CENTURY FINANCIAL CORPORATION


THE FOLLOWING TABLE SHOWS CONSOLIDATED CAPITAL RATIOS FOR THE
CORPORATION FOR EACH OF THE LAST THREE YEARS:

                                         YEARS ENDED DECEMBER 31,
                              ------------------------------------------
                              1995              1994              1993
                              ------------------------------------------

AT YEAR END:

EQUITY TO ASSETS               8.42%             8.34%             8.16%

PRIMARY CAPITAL TO
  ADJUSTED ASSETS              9.10%             9.16%             8.92%

TOTAL CAPITAL TO
  ADJUSTED ASSETS              9.10%             9.25%             9.11%

TOTAL RISK-BASED CAPITAL
  TO RISK WEIGHTED ASSETS     12.55%            12.90%            13.32%

TIER I                        11.43%            11.53%            11.80%

CORE LEVERAGE RATIO            8.13%             8.28%             8.04%





MANAGEMENT IS NOT AWARE OF ANY KNOWN TRENDS, EVENTS, OR UNCERTAINTIES THAT WILL HAVE OR ARE LIKELY TO HAVE A MATERIAL EFFECT ON THE LIQUIDITY, CAPITAL RESOURCES OR OPERATIONS OF THE CORPORATION.

ITEM 1.
DESCRIPTION OF BUSINESS (CONTINUED)
-----------------------

AS OF DECEMBER 31, 1995, CENTURY HAD A TOTAL OF 158
FULL-TIME EMPLOYEES AND 44 WHO WERE PART-TIME.

TRUST SERVICES PROVIDED BY CENTURY INCLUDE SERVICES AS
EXECUTOR AND TRUSTEE UNDER WILL AND DEEDS, AS GUARDIAN AND
CUSTODIAN AND AS TRUSTEE AND AGENT FOR PENSION, PROFIT
SHARING AND OTHER EMPLOYEE BENEFIT TRUSTS AS WELL AS
VARIOUS INVESTMENT, PENSION AND ESTATE PLANNING SERVICES.
TRUST SERVICES ALSO INCLUDE SERVICE AS TRANSFER AGENT AND
REGISTRAR OF STOCK AND BOND ISSUES AND AS ESCROW AGENT.
ON JANUARY 1, 1996, THE CORPORATION APPOINTED CHEMICAL
MELLON SHAREHOLDER SERVICES AS OUR TRANSFER AGENT AND
REGISTRAR OF STOCK.

ITEM 2.
PROPERTIES
----------

THIS INFORMATION IS INCLUDED IN ITEM 1 DESCRIPTION OF
BUSINESS.

ITEM 3.
LEGAL PROCEEDINGS
-----------------

ON JANUARY 2, 1996, A FORMER EMPLOYEE OF THE BANK FILED A
CIVIL ACTION IN U.S.  DISTRICT COURT IN PITTSBURGH AGAINST
THE BANK. THE LAWSUIT ALLEGES WRONGFUL DISCHARGE AND THAT
THE BANK VIOLATED THE AGE DISCRIMINATION IN EMPLOYMENT ACT
(ADEA) AND PENNSYLVANIA PUBLIC POLICY. MANAGEMENT BELIEVES
THAT THE LIABILITY, IF ANY, ARISING FROM SUCH ACTIONS WILL
NOT HAVE A MATERIAL EFFECT ON THE CORPORATION'S FINANCIAL
POSITION.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

THERE WERE NO MATTERS SUBMITTED DURING THE FOURTH QUARTER OF
THE FISCAL YEAR COVERED BY THIS REPORT TO A VOTE OF SECURITY
HOLDERS.

                                    PART II


ITEM 5.
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS
------------------------------------------------------------

THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY
REFERENCE TO THE INFORMATION APPEARING UNDER THE CAPTION
"MARKET AND DIVIDEND INFORMATION" ON PAGE XXIV IN THE
REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR
ENDED DECEMBER 31, 1995.

ITEM 6.
SELECTED FINANCIAL DATA
-----------------------

THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY
REFERENCE TO THE INFORMATION APPEARING UNDER THE CAPTION
"SELECTED FINANCIAL DATA" ON PAGE XVII IN THE REGISTRANT'S
ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER
31, 1995.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND OPERATING RESULTS
---------------------

THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY REFERENCE TO THE INFORMATION APPEARING UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS" ON PAGES XVIII THROUGH XXIII IN THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------

THE INFORMATION REQUIRED BY THIS ITEM AND THE INDEPENDENT
ACCOUNTANT'S REPORT THEREON ARE INCORPORATED BY REFERENCE
ON PAGES I THROUGH XVII TO THE REGISTRANT'S ANNUAL REPORT TO
STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995.

ITEM 9.
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------

NO REPORTS ON FORM 8-K REPORTING A CHANGE OF ACCOUNTANTS
HAVE BEEN FILED SINCE THE INCEPTION OF CFC (JUNE 1, 1988)
AND NEITHER A CHANGE IN ACCOUNTANTS NOR ANY DISAGREEMENTS
WITH ACCOUNTANTS HAS OCCURRED FOR THE SUBSIDIARY -
CENTURY NATIONAL BANK AND TRUST COMPANY.

                                    PART III

     ITEM 10.
     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     --------------------------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM REGARDING DIRECTORS IS
     INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY STATEMENT OF THE REGISTRANT WHICH WAS FILED WITH THE SECURITIES AND
     EXCHANGE COMMISSION ON MARCH 26, 1996.

     THE INFORMATION REQUIRED BY THIS ITEM REGARDING EXECUTIVE OFFICERS OF THE CORPORATION IS AS FOLLOWS:

                            PRINCIPAL OCCUPATION, BUSINESS
EXECUTIVE OFFICERS   AGE    EXPERIENCE DURING THE PAST FIVE YEARS
------------------   ---    -------------------------------------
JOSEPH N. TOSH, II   54     PRESIDENT/CEO-CENTURY FINANCIAL CORP.
                            SINCE 1988, EVP-CENTURY NATIONAL BANK
                            SINCE 1985.


DONALD A. BENZIGER   42     SENIOR VICE PRESIDENT/CFO AND
                            CORPORATE SECRETARY - CENTURY
                            FINANCIAL CORP. AND CENTURY NATIONAL
                            BANK SINCE 1995, VP/CFO SINCE 1990.
                            VP/CF0--CONTROLLER - UNITED NATIONAL
                            BANK 1985-1990.

     ITEM 11.
     EXECUTIVE COMPENSATION
     ----------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY
     REFERENCE FROM THE DEFINITIVE PROXY STATEMENT OF THE
     REGISTRANT WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE
     COMMISSION ON MARCH 26, 1996.

     ITEM 12.
     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     --------------------------------------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY
     REFERENCE FROM THE DEFINITIVE PROXY STATEMENT OF THE
     REGISTRANT WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE
     COMMISSION ON MARCH 26, 1996.

     ITEM 13.
     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     ----------------------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS INCORPORATED BY
     REFERENCE FROM THE DEFINITIVE PROXY STATEMENT OF THE
     REGISTRANT WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE
     COMMISSION ON MARCH 26, 1996.

     ITEM 14.
     EXHIBITS - FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     --------   --------------------------------------------
                FORM 8-K
                --------
     (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
          REPORT, EXCEPT AS INDICATED:

     (1)  (2)  THE FINANCIAL STATEMENTS FILED HEREWITH OR
               INCORPORATED BY REFERENCE ARE LISTED IN THE
               ACCOMPANYING INDEX TO FINANCIAL STATEMENTS.

     (3)       EXHIBITS FILED HEREWITH OR INCORPORATED BY
               REFERENCE HEREIN ARE SET FORTH IN THE
               FOLLOWING TABLE PREPARED IN ACCORDANCE WITH
               ITEM 601 OF REGULATION S-K.  NO REPORTS ON
               FORM 8-K WERE REQUIRED TO BE FILED DURING
               THE LAST QUARTER OF THE PERIOD COVERED BY
               THIS REPORT.
                                 EXHIBIT TABLE
                                 -------------

          (3)  ARTICLES OF INCORPORATION AND BY-LAWS
               A.  ARTICLES OF INCORPORATION OF THE REGISTRANT
                   ARE INCORPORATED BY REFERENCE TO FORM S-4 OF
                   THE REGISTRANT, NO. 0-17413.

               B.  BY-LAWS OF THE REGISTRANT ARE INCORPORATED BY
                   REFERENCE TO FORM S-4 OF THE REGISTRANT,
                   0-17413.

          (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
               HOLDERS, INCLUDING INDENTURES.

               ARTICLES OF INCORPORATION AND BY-LAWS:  SEE ITEM
               14 (A) (3) ABOVE.

    (13)  ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED
          DECEMBER 31, 1995 (FILED HEREWITH AS EXHIBIT 13).

    (21)  SUBSIDIARY OF THE REGISTRANT.

    (27)  FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31,
          1995 (FILED HEREWITH AS EXHIBIT 27).

               NAME                        STATE OF INCORPORATION
               ----                        ----------------------
CENTURY NATIONAL BANK & TRUST COMPANY           PENNSYLVANIA

      3.  EXHIBITS
          --------
          THE EXHIBITS LISTED ON THE EXHIBIT INDEX ON PAGE 26
          ARE FILED HEREWITH IN RESPONSE TO THIS ITEM.

     (B)  REPORTS ON FORM 8-K
          THE REGISTRANT FILED NO FORM 8-K CURRENT REPORT DURING
          THE FOURTH QUARTER OF THE YEAR ENDED DECEMBER 31, 1995.

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
-----------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS
     PERTAINING TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
     CENTURY FINANCIAL CORPORATION AND RELATED NOTES IS
     INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL
     REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995.

     CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES ARE
     INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT
     TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995.

     BALANCE SHEETS, DECEMBER 31, 1995 AND 1994.

     STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1995,
     1994 AND 1993.

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS
     ENDED DECEMBER 31, 1995, 1994 AND 1993.

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.

     THE CORPORATION DOES NOT MEET BOTH OF THE TESTS REQUIRED
     UNDER ITEM 302(a)(5) OF REGULATION S-K AND THEREFORE IS NOT
     REQUIRED TO PROVIDE SUPPLEMENTARY FINANCIAL DATA.


EXHIBITS
--------

     FOR INFORMATION REGARDING EXHIBITS, INCLUDING THOSE
     INCORPORATED BY REFERENCE, SEE PAGE 25 OF THIS REPORT.

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF SECTION 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT
TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

(REGISTRANT)      CENTURY FINANCIAL CORPORATION



BY /s/ Joseph N. Tosh, II
  -----------------------------------------------------------
   JOSEPH N. TOSH, II - PRESIDENT AND CHIEF EXECUTIVE OFFICER



DATE: March 21, 1996
     --------------------------------------------------------



BY /s/ Donald A. Benziger
  -----------------------------------------------------------
   DONALD A. BENZIGER - SENIOR VICE PRESIDENT AND CHIEF
                            FINANCIAL OFFICER


DATE: March 21, 1996
     --------------------------------------------------------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT
OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON
THE DATES INDICATED.

     SIGNATURE                 TITLE                 DATE
----------------------------------------------------------------

/s/ Joseph N. Tosh, II                          March 21, 1996
------------------------      PRESIDENT         ----------------
JOSEPH N. TOSH, II

/s/ Foster McCarl, Jr.                          March 21, 1996
------------------------      CHAIRMAN          ----------------
FOSTER MCCARL, JR.

/s/ Elvin W. Batchelor                          March 21, 1996
------------------------      DIRECTOR          ----------------
ELVIN W. BATCHELOR

/s/ Del E. Goedeker                             March 21, 1996
------------------------      DIRECTOR          ----------------
DEL E. GOEDEKER

                                  SIGNATURES

                                  (CONTINUED)

     SIGNATURE                 TITLE                 DATE
----------------------------------------------------------------

/s/ A. Dean Heasley                             March 21, 1996
----------------------------  DIRECTOR          -----------------
A. DEAN HEASLEY

/s/ Harry J. Johnston                           March 21, 1996
----------------------------  DIRECTOR          -----------------
HARRY J. JOHNSTON

/s/ Z. John Kruzic                              March 21, 1996
----------------------------  DIRECTOR          -----------------
Z. JOHN KRUZIC

/s/ Wayne S. Luce                               March 21, 1996
----------------------------  DIRECTOR          -----------------
WAYNE S. LUCE

/s/ Gino F. Martinetti                          March 21, 1996
----------------------------  DIRECTOR          -----------------
GINO F. MARTINETTI

/s/ Thomas K. Reed                              March 21, 1996
----------------------------  DIRECTOR          -----------------
THOMAS K. REED

/s/ Harold V. Shank, Jr.                        March 21, 1996
----------------------------  DIRECTOR          -----------------
HAROLD V. SHANK, JR.

/s/ Charles I. Homan                            March 21, 1996
----------------------------  DIRECTOR          -----------------
CHARLES I. HOMAN

/s/ Daniel Dalle Molle                          March 21, 1996
----------------------------  DIRECTOR          -----------------
DANIEL DALLE MOLLE

/s/ Sister M. T. Markelewicz                    March 21, 1996
----------------------------  DIRECTOR          -----------------
SISTER M. T. MARKELEWICZ

/s/ Robert F. Garvin, Jr.                       March 21, 1996
----------------------------  DIRECTOR          -----------------
ROBERT F. GARVIN, JR.
