Form 10-Q
period 1996-03-31
CENTURY FINANCIAL CORP
filed 1996-05-10
CIK 820414

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

   [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

   [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from             to
                                  -----------    -----------

                        Commission File Number 0-17416

                        CENTURY FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                        25-1553790
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                              One Century Place
                        Rochester, Pennsylvania  15074
              (Address of principal executive offices)(Zip code)


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
                              Yes  X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.835 par value; 3,375,400 shares outstanding at May  8, 1996

                        CENTURY FINANCIAL CORPORATION
                                  FORM 10-Q
                                    INDEX




                                                                   PAGE
                                                                  NUMBER
   PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Consolidated Balance Sheet                                      3
     Consolidated Statement of Income                                4
     Consolidated Statement of Changes in Stockholders' Equity       5
     Consolidated Statement of Cash Flows                            6
     Notes to Consolidated Financial Statements                     7-8

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   9-16


   PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                     17

     ITEM 2.  Changes in Securities                                 17

     ITEM 3.  Defaults Upon Senior Securities                       17

     ITEM 4.  Submission of Matters to a Vote of Security Holders   17

     ITEM 5.  Other Information                                     17

     ITEM 6.  Exhibits and Reports on Form 8-K                      17

     Signatures                                                     18

                        CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                   March 31,  December 31,
                                                      1996       1995
                                                  ----------  ------------
                                                      (In thousands)
ASSETS
Cash and due from banks                           $    8,082  $   10,426
Federal funds sold                                     6,500          -
Investment securities available for sale              95,983      99,052
Loans  (net of unearned income of $8,713 and
   $8,539)                                           260,464     257,612
Less allowance for loan losses                         3,071       3,003
                                                  ----------  ----------
   Net Loans                                         257,393     254,609

Premises and equipment                                 8,528       8,625
Accrued interest and other assets                      4,845       4,277
                                                  ----------  ----------
     TOTAL ASSETS                                 $  381,331  $  376,989
                                                  ==========  ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                   $   41,692  $   41,708
   Interest - bearing demand                          33,838      33,191
   Savings                                            35,693      35,615
   Money market                                       51,822      47,370
   Time                                              172,184     170,441
                                                  ----------  ----------
     Total deposits                                  335,229     328,325

Short term borrowings                                  5,500      10,000
Other borrowings                                       4,000       3,200
Accrued interest and other liabilities                 4,522       3,722
                                                  ----------  ----------
     TOTAL LIABILITIES                               349,251     345,247
                                                  ----------  ----------

STOCKHOLDERS' EQUITY
Common stock, par value $.835; authorized
   8,000,000 shares; issued 3,376,984 shares           2,820       2,820
Additional paid in capital                             2,756       2,755
Retained earnings                                     26,024      25,285
Treasury stock, at cost (4,644 and 1,259 shares)         (65)        (16)
Net unrealized gain on securities                        545         898
                                                  ----------  ----------
     TOTAL STOCKHOLDERS' EQUITY                       32,080      31,742
                                                  ----------  ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  381,331  $  376,989
                                                  ==========  ==========

See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                      1996       1995
                                                  ----------  -----------
INTEREST INCOME                                        (In thousands)
   Interest and fees on loans:
     Taxable                                      $    5,396   $    4,975
     Tax exempt                                          418          249
   Federal funds sold                                     57           59
   Investment securities:
     Taxable                                           1,345          937
     Tax exempt                                          181          144
                                                  ----------   ----------
               Total interest income                   7,397        6,364
                                                  ----------   ----------

INTEREST EXPENSE
   Deposits                                            3,195        2,675
   Short term borrowings                                 127           26
   Other borrowings                                       61           35
                                                  ----------   ----------
               Total interest expense                  3,383        2,736
                                                  ----------   ----------

NET INTEREST INCOME                                    4,014        3,628

Provision for loan losses                                105           60
                                                  ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                         3,909        3,568
                                                  ----------   ----------

OTHER INCOME
   Service fees on deposit accounts                      359          370
   Trust Department income                               192          150
   Other                                                  96           85
                                                  ----------   ----------
               Total other income                        647          605
                                                  ----------   ----------

OTHER EXPENSE
   Salaries and employee benefits                      1,602        1,513
   Net occupancy and equipment expense                   540          482
   Deposit insurance premium                               1          165
   Other                                                 877          764
                                                  ----------   ----------
               Total other expense                     3,020        2,924
                                                  ----------   ----------

INCOME BEFORE INCOME TAXES                             1,536        1,249
Income taxes                                             358          314
                                                  ----------   ----------

NET INCOME                                        $    1,178   $      935
                                                  ==========   ==========

EARNINGS PER SHARE                                $     0.35   $     0.28
                                                  ==========   ==========

DIVIDENDS DECLARED PER SHARE                      $     0.13   $     0.10

AVERAGE SHARES OUTSTANDING                         3,374,779    3,365,681

See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                Net
                                          Additional                         Unrealized          Total
                                Common     Paid in     Retained   Treasury   Gain (loss)      Stockholders'
                                Stock      Capital     Earnings     Stock   on Securities       Equity
                                ------   -----------  ---------  ---------- --------------  ---------------
                                                           (In thousands)

Balance, December 31  1995      $2,820      $2,755      $25,285    $  (16)     $  898          $  31,742

Net income                                                1,178                                    1,178
Dividends ($.13 per share)                                 (439)                                    (439)
Purchase of Treasury stock                                            (95)                           (95)
Reissuance of Treasury stock                     1                     46                             47
Net unrealized loss on
   securities                                                                    (353)              (353)
                                ------      ------      -------    ------      ------          ---------
Balance, March 31, 1996        $ 2,820      $2,756      $26,024    $  (65)     $  545          $  32,080
                               =======      ======      =======    ======      ======          =========

See accompanying unaudited notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            1996          1995
                                                         -----------   ----------
                                                              (In thousands)
OPERATING ACTIVITIES
   Net income                                             $    1,178   $      935
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                   105           60
     Depreciation, amortization, and accretion, net              248          164
     Decrease (increase) in accrued interest receivable           52          (46)
     Increase in accrued interest payable                        604          671
     Other, net                                                 (239)          (6)
                                                          ----------   ----------
               Net cash provided by operating activities       1,948        1,778
                                                          ----------   ----------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments of securities     2,870        3,486
     Purchases of securities                                    (402)      (9,045)
   Investment securities:
     Proceeds from maturities and repayments of securities       -          3,143
     Purchases of securities                                     -         (4,505)
   Net increase in loans                                      (2,867)      (4,055)
   Purchases of premises and equipment                          (108)        (209)
   Other, net                                                    -             26
                                                          ----------   ----------
               Net cash used for investing activities           (507)     (11,159)
                                                          ----------   ----------

FINANCING ACTIVITIES
   Net increase in deposits                                    6,904       12,921
   Net decrease in short term borrowings                      (4,500)        (470)
   Net increase in other borrowings                              800          -
   Cash dividends                                               (439)        (337)
   Treasury stock purchase                                       (95)         -
   Proceeds from issuance of treasury stock                       45          -
                                                          ----------   ----------
               Net cash provided by financing activities       2,715       12,114
                                                          ----------   ----------

               Increase in cash and cash equivalents           4,156        2,733

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                          10,426        9,418
                                                          ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   14,582   $   12,151
                                                          ==========   ==========


See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements of Century Financial Corporation ("Corporation") includes the accounts of the Corporation and its wholly owned subsidiary, Century National Bank and Trust Company ("Century"). Significant intercompany items have been eliminated in consolidation.

   Basis of Presentation
   ---------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

   Nature of Operations
   --------------------

   Century Financial Corporation is a Pennsylvania corporation and is registered under the Holding Company Act. The Corporation was organized to be the holding company of Century National Bank. The Corporation and its subsidiary derive substantially all their income from banking and bank - related services which includes interest earnings on commercial, commercial mortgage, residential real estate, and consumer loan financing as well as interest earnings on investment securities and deposit services to its customers. Century provides banking services to Southwestern Pennsylvania. The Corporation is supervised by the Federal Reserve Board while Century is subject to regulation and supervision by the Office of the Comptroller of the Currency.

   Accounting for Stock-Based Compensation
   ---------------------------------------

   Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the new method of accounting. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements . The adoption of this standard has no effect on the Corporation's financial position or results of operations.

                        CENTURY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Earnings Per Share
   ------------------

   Earnings per share for the three months ended March 31, 1996 and 1995, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

   Reclassification of Comparative Amounts
   ---------------------------------------

   Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                      1996       1995
                                                    --------    -------
   Cash paid during the year for:
     Interest                                        $ 2,779    $  2,066
     Income taxes                                          -           -

                        CENTURY FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION
                             -------------------

Financial Condition Summary
- ---------------------------

The Corporation's consolidated assets were $381,331,000 at March 31, 1996, an increase of $4,342,000 or 1.2% over assets at December 31, 1995. This increase was attributable to an increase in federal funds sold and net loans receivable, offset by a reduction in investment securities available for sale and cash and due from banks.

Total consolidated liabilities increased by $4,004,000 or 1.2% when compared to total consolidated liabilities as of December 31, 1995. This increase was primarily a result of an increase of $6,904,000 or 2.1% in total deposits, an increase of $800,000 or 25.0% in other borrowings, offset by a decrease of $4,500,000 or 45.0% in short term borrowings.

Total consolidated stockholders' equity increased $338,000 or 1.1% when compared to total stockholders' equity at December 31, 1995. This increase was primarily a result of a retention of net income of $739,000, net of cash dividends declared to shareholders of $439,000, offset by a decrease of $353,000 in the net unrealized gain on investment securities available for sale and a net decrease of $48,000 or .2% from treasury stock activity.

Investment Securities Available for Sale
- ----------------------------------------

Investment securities available for sale at March 31, 1996 remained relatively stable decreasing $3,069,000 or 3.1% when compared to December 31, 1995. This decrease was primarily a result of $2,870,000 in proceeds received from the maturity and repayments of securities, and to a lessor extent, a reduction of $535,000 in the unrealized holdings gains, offset by an increase of $402,000 from the purchase of securities available for sale during the first quarter of 1996.

Loan Portfolio
- --------------

Net loans increased $2,784,000 or 1.1% in the first quarter of 1996 when
compared to December 31, 1995.   This increase was mainly attributable to an
increase in commercial loans and installment loans to individuals, offset by a decrease in real estate loans.

The following table represents the composition of the Corporation's loan portfolio:

                                                  March 31,  December 31,
                                                    1996        1995
                                                  ---------- ----------
                                                     (In thousands)

     Commercial, financial, and agricultural      $   66,058 $   62,945
     Real estate - construction                       11,030     12,918
     Real estate - mortgage                           98,058     99,484
     Installment loans to individuals                 77,402     75,295
     Tax exempt loans                                 16,352     15,509
     Other                                               277       -
                                                  ---------- ----------
                                                     269,177    266,151
     Less unearned income                              8,713      8,539
                                                  ---------- ----------
                                                     260,464    257,612
     Less allowance for loan losses                    3,071      3,003
                                                  ---------- ----------
               Net loans                          $  257,393 $  254,609
                                                  ========== ==========

Allowance for Possible Loan Losses
- ----------------------------------

The Corporation's allowance for possible loan losses was $3,071,000 at March 31, 1996 compared to $3,003,000 at December 31, 1995. This represents a $68,000 or 2.3% increase for the first quarter of 1996.

The adequacy of the allowance for possible loan losses is determined by management considering certain criteria such as the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other relevant factors. Specific reserves are established for each classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. All credit relationships in excess of $250,000 are reviewed by management and the executive committee of Century's Board of Directors on an annual basis. In addition, loan relationships in excess of $250,000, rated substandard or lower are reviewed on a quarterly basis and evaluated for the adequacy of payment histories, any changes in collateral and exposure, if any, is specifically reserved for. All special mention loans are pooled and a reserve is determined. All other homogeneous loan pools such as consumer installment loans, cash reserve, 1-4 family mortgage loans and unfunded commitments are pooled and the adequacy of the reserve is determined.

Activity in the allowance for possible loan losses is summarized as follows:

                                               Three months ended March 31,
                                               ----------------------------
                                                     1996        1995
                                               ------------- --------------
                                                  (Dollars in thousands)
     Balance, beginning of period                 $    3,003 $    3,206
     Charge-offs:
        Installment loans to individuals                  56         80
                                                  ---------- ----------
           Total charge-offs                              56         80
                                                  ---------- ----------
     Recoveries:
        Commercial loans                                  12          1
        Real estate mortgages                              1          -
        Installment loans to individuals                   6          4
                                                  ---------- ----------
           Total recoveries                               19          5
                                                  ---------- ----------

     Net charge-offs                                      37         75
                                                  ---------- ----------

     Provision charged to operations                     105         60
                                                  ---------- ----------

     Balance, end of period                       $    3,071 $    3,191
                                                  ========== ==========

     Net charge-offs as a percent of average
      loans, net of unearned                            0.01%      0.03%
                                                  ========== ==========

     Allowance for loan losses to total loans,
      net of unearned income                            1.18%      1.33%
                                                  ========== ==========


The Corporation believes that the allowance for possible loan losses at March 31, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1996.

Non-performing Assets
- ---------------------

Non-performing assets include non-performing loans and other real estate owned. Non-performing loans consists of non-accrual loans, loans 90 days or more past due, and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued and any previously accrued interest is reversed against current income. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table sets forth information regarding non-performing assets:


                                                    March 31,  December 31,
                                                      1996       1995
                                                    ---------  ------------
                                                         (In thousands)
     Non-accrual loans                              $  1,028   $    901
     Loans past due 90 days or more                      124        266
     Restructured loans                                    -          -
                                                    --------   --------
        Total non-performing loans                     1,152      1,167
     Other real estate owned                             -          -
                                                    --------   --------
         Total non-performing assets                $  1,152   $  1,167
                                                    ========   ========


     Non-performing loans as a percentage of total
      loans, net of unearned income                     0.44%      0.45%
     Non-performing assets as a percentage of total
      assets                                            0.30%      0.31%
     Non-performing assets as a percentage of
      Allowance for possible loan losses               37.51%     38.86%



At March 31, 1996 the Corporation had no impaired loans in accordance with Statement of Financial Accounting Standard Statement No. 114 and 118 that have a material effect on the financial position or results of operations of the Corporation.

At March 31, 1996, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results,
liquidity or capital resources.   Nor do they represent material credits about
which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

Deposits
- --------

Total deposits increased $6,904,000 or 2.1% when compared to total deposits at December 31, 1995. Noninterest-bearing deposits decreased 16,000 or .04% in the first quarter of 1996. The Corporation's growth occurred mostly in Money Market and Time deposits. These deposits increased $4,452,000 or 9.4% and $1,743,000 or 1.0%, respectively. This increase was mainly a result of the Corporation implementing a marketing strategy in 1995, and thereafter, to increase deposit growth. The Corporation continues to experience a shifting of deposits from lower cost core deposits to Time deposits, which are at higher rates. This shifting is partially a result of consumers becoming more yield conscious and creating greater competition in Time deposits.

Time deposits include certificates of deposits in denominations of $100,000 or more. Such deposits aggregate $27,885,000 and $27,552,000 at March 31, 1996 and December 31, 1995, respectively.

Borrowings
- ----------

Total borrowings of the Corporation decreased $3,700,000 or 28.0% when compared to total borrowings at December 31, 1995. This decrease was mainly a result of a $4,000,000 short term advance with the Federal Home Loan Bank of Pittsburgh
(FHLB) maturing during the first quarter of 1996, offset by a slight increase in other borrowings for the same period. The maturity of the FHLB advance was funded by proceeds received from the maturity of investment securities and deposit growth occurring during the same quarter.


                            RESULTS OF OPERATIONS
                            ---------------------

Comparison of the Results of Operations for the Three Months Ended March 31, 1996 and 1995.

Summary of Earnings
- -------------------

The Corporation earned $1,178,000 or $0.35 per share for the three months ended March 31, 1996. This represents an increase of $243,000 or 26.0% over net income reported for the same period in 1995. The increase in net income is attributable to an increase in net interest income and noninterest income offset by an increase in noninterest expense and federal income tax expense.

Net Interest Income
- -------------------

The Corporation's net interest income increased $386,000 or 10.6% during the three months ended March 31, 1996 when compared to the same period in 1995. This increase is a result of a $1,033,000 or 16.2% increase in total interest income, offset by an increase of $647,000 or 23.6% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets (commonly referred to as the net interest margin) increased to 4.77% from 4.73% at March 31, 1995. (Reference may be made to the table on page 13 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $590,000 or 11.3% for the first quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average loan balance outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest income on investment securities increased $445,000 or 41.1% for the first quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of investment securities outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest expense on deposits increased $519,000 or 19.4% for the first quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of deposits outstanding during the 1996 period as well as an increase in the average rate paid on these funds during the same period.

Interest expense on borrowings increased $128,000 or 209.8% for the three months ended March 31, 1996 compared to the same period in 1995. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

- -------------------------------

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                           Three months ended March 31,
                                    ------------------------------------------
                                          1996                  1995
                                    -----------------     --------------------
                                    Average    Yield/     Average    Yield/
                                    Balance     Rate      Balance     Rate
                                    ------------------------------------------
                                                (Dollars in thousands)
   Interest earning assets:
     Federal funds sold             $  4,474    5.11%     $  4,073    5.77%
     Investment securities (1)(3)     98,293    6.59        77,654    5.95
     Loans (2)(3)                    259,174    9.28       236,927    9.00
                                    --------    ----      --------    ----
         Total interest earning
          assets                     361,941    8.52       318,654    8.21
                                    --------    ----      --------    ----

   Interest-bearing liabilities:
     Deposits                        291,936    4.39       264,682    4.10
     Short term borrowings             8,570    5.97            30    8.22
     Other borrowings                  2,576    9.48         3,200    7.62
                                    --------    ----      --------    ----
        Total interest-bearing
         liabilities                 303,082    4.48%      267,912    4.14%
                                    --------    ----      --------    ----

   Net earning assets               $ 58,859              $ 50,742
                                    ========              ========
   Net interest spread                          4.04%                 4.07%
                                                ====                  ====
   Net interest margin (4)                      4.77%                 4.73%
                                                ====                  ====


     (1) Investment securities include securities available for sale and held to maturity.
     (2) For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
     (3) Yields are computed on a tax equivalent basis using a 34% federal income tax rate.
     (4) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Provision For Possible Loan Losses
- ----------------------------------

The provision for possible loan losses charged to operations in the first quarter of 1996 was $105,000 compared to $60,000 charged in the same period in 1995, representing an increase of $45,000 or 75.0%. Although total non-performing loans remained constant during this same period, the increase in the provision was a result of such factors as an increase in the loan portfolio for the same period and management's ongoing analysis of the adequacy of the allowance for possible loan losses.

Noninterest Income and Expense
- ------------------------------

The Corporation's total consolidated noninterest income increased $42,000 or 6.9% for the three months ended March 31, 1996 when compared to the same period in 1995. This increase was a result of a $42,000 or 28.0% increase in trust department income, an $11,000 or 12.9% increase in other income, offset by a $11,000 or 3.0% decrease in service fees on deposit accounts. The increase in trust department income was primarily due to new accounts and increased trust assets during the first quarter of 1996.

- ------------------------------------------

The Corporation's total consolidated noninterest expense increased $96,000 or 3.3% for the three months ended March 31, 1996 compared to the same period in 1995. This increase was primarily a result of a $113,000 or 14.8% increase in other expenses, an $89,000 or 5.9% increase in salaries and employee benefits, an increase of $58,000 or 12.0% in net office occupancy and equipment expense, offset by a decrease of $164,000 or 99.4% in Federal Deposit Insurance Corporation (FDIC) premium expense.

The increase in salaries and employee benefits is primarily attributable to:
(1) an increase of $37,000 in salaries and wages paid to employees during the first quarter of 1996 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $9,000 in bonus expense due to increased profitability of the Corporation for the same period; and (3) an increase of $60,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation. These increases were all offset by a $20,000 decrease in the pension plan expense.

The increase in net office occupancy and equipment expense relates in general to increases in maintenance agreements on equipment, utility and building maintenance expenses, and depreciation expense for building and equipment. The increase in depreciation expense on equipment is mainly a result of the purchase of a new computer system in April of 1995, and to a lessor extent, the purchase of personal computers throughout 1995.

Federal Deposit Insurance Corporation premium expense decreased $164,000 during the first quarter of 1996 as a result of a reduction in the FDIC assessment for the same period ended.

Other expense increased mainly as a result of: (1) an increase of $24,000 in stationary and supplies expense, (2) an $18,000 increase in employee tuition reimbursement expense, (3) an increase of $15,000 in professional advisory fees, and (4) an increase of $14,000 in ATM fees and supplies.

Federal Income Taxes
- --------------------

Federal income tax expense increased $243,000 or 26.0% for the three months ended March 31, 1996 compared to the same period ended in 1995 as a result of an increase in pre-tax earnings. The effective tax rates were 23.3% and 25.1% for the 1996 and 1995 period, respectively.

Liquidity and Interest Rate Sensitivity
- ---------------------------------------

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $45,083,000 at March 31, 1996.

- ---------------------------------------------------

Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. The Corporation manages its rate sensitivity position to minimize fluctuation in the net interest margin and to minimize the risk due to changes in interest rates, thereby attempting to achieve consistent growth of net interest income.

The difference between a financial institution's interest-sensitive assets (i.e. assets which will mature or reprice within the same time period) and interest-sensitive liabilities (i.e., liabilities which will mature or reprice within the same period) is commonly referred to as its "Gap" or "Interest Rate Gap". An institution having more interest rate sensitive assets than interest sensitive liabilities within a given time period is said to have a "positive gap"; an institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time period is said to have a "negative gap".

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of March 31, 1996:


                                3        3-12        1-5       Over
                             Months     Months      Years    5  Years     Total
                            --------   --------   --------   --------   --------
                                                (In thousands)
Investment securities:
  Taxable                   $ 17,797   $ 18,801   $ 43,026    $ 2,990   $ 82,614
  Non-taxable                  1,335        650      2,736      8,648     13,369
Loans                         89,426     34,742     86,867     49,429    260,464
Federal funds sold             6,500          -          -          -      6,500
                            --------   --------   --------   --------   --------
    Total earning
     assets                  115,058     54,193    132,629     61,067    362,947
                            --------   --------   --------   --------   --------

Interest-bearing demand
  deposits                         -          -     27,408      6,430     33,838
Savings deposits                   -          -     28,911      6,782     35,693
Money Market deposits              -     25,911     25,911        -       51,822
Time deposits                 52,959     60,679     28,198     30,348    172,184
Short term borrowings          4,000      1,500          -          -      5,500
Other borrowings                   -          -      4,000          -      4,000
                            --------   --------   --------   --------   --------
  Total interest-bearing
    liabilities               56,959     88,090    114,428     43,560    303,037
                            --------   --------   --------   --------   --------

Interest rate sensitivity
  Gap                       $ 58,099   $(33,897)  $ 18,201   $ 17,507   $ 59,910
                            ========   ========   ========   ========   ========

Cumulative interest rate
  sensitivity gap           $ 58,099   $ 24,202   $ 42,403   $ 59,910
                            ========   ========   ========   ========

Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets               16.01%      6.67%     11.68%     16.51%
                            ========   ========   ========   ========

- ---------------------------------------------------

The above table is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods. Being measured at a specific point in time, this analysis may not fully describe complexity of relationships between product features and pricing, market rates, and future management of the balance sheet mix. The primary method of measuring the sensitivity of earnings to market interest rates is to simulate expected earnings streams under various rate scenarios while at the same time adjusting for the anticipated behavior of non-contractual deposit accounts. These adjustments are influenced by the Federal Reserve Bank and other regulators' proposed guidelines for the measurement of interest rate risk. Subject to these qualifications, the table above reflects a cumulative gap for assets and liabilities maturing or repricing in the next twelve months.

The Corporation's asset/liability management committee monitors the interest rate sensitivity position of the Corporation to ultimately achieve consistent growth of net interest income.

At this time, management is not aware of any known trends, events, or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Corporation. Nor is management aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

Capital Resources
- -----------------

Century Financial Corporation, as a bank holding company, is required to meet certain risk-based capital and leverage requirements. The risk-based capital requirements redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of the adequacy of capital. A financial institution's capital is divided into two classes, Tier I and Tier II. The Corporation's Tier I and total risk-based capital (including Tier II) consisted of the following:

                                     March 31, 1996          December 31, 1995
                              -------------------------   -----------------------
                               Amount        Percentage   Amount        Percentage
                              ---------      ----------  --------       ---------
                              (In thousands)             (In thousands)
     Tier I:
       Actual                  $31,250        11.47%      $30,668         11.43%
       Required                 10,893         4.00        10,732          4.00
                               -------        -----       -------         -----
       Excess                  $20,357         7.47%      $19,936          7.43%
                               -------        -----       -------         -----
     Total risk-based capital:
       Actual                  $34,321        12.60%      $33,671         12.55%
       Required                 21,787         8.00        21,464          8.00
                               -------        -----       -------         -----
       Excess                  $12,534         4.60%      $12,207          4.55%
                               -------        -----       -------         -----


In addition to risk-based capital requirements, a leverage ratio test must also be met. The leverage ratio is defined as the ratio of Tier I capital to assets (not risk adjusted). The required ratio for each financial institution will be determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total assets of three percent has been established for top rated financial institutions, with less highly rated or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level. The Corporation's leverage ratio was 8.25% and 8.13% at March 31, 1996 and December 31, 1995, respectively.

                         CENTURY FINANCIAL CORPORATION
                          PART II - OTHER INFORMATION


   ITEM  1.  Legal Proceedings

     None


   ITEM  2.  Changes in Securities

     None


   ITEM  3.  Defaults upon Senior Securities

     None


   ITEM  4.  Submission of Matters to a Vote of Security Holders

     None


   ITEM   5.  Other Information

     None


   ITEM   6.  Exhibits and reports on Form 8-K

     (a)  Exhibits
          The exhibits listed below are filed herewith or incorporated herein by reference:

          27  Financial Data Schedule, filed herewith.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Century Financial Corporation



Date:  May 08, 1996        By  /s/   Joseph N. Tosh, II
                               -------------------------------------
                               Joseph N. Tosh, II
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date:  May 08, 1996        By  /s/   Donald A. Benziger
                               -------------------------------------
                               Donald A. Benziger
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)