Form 10-Q
period 1996-06-30
CENTURY FINANCIAL CORP
filed 1996-08-12
CIK 820414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

[   X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                   Commission File Number 0-17416

                   CENTURY FINANCIAL CORPORATION
         (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                       25-1553790
     -------------------------------          -----------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

                              ONE CENTURY PLACE
                       ROCHESTER, PENNSYLVANIA  15074
                       ------------------------------
               (Address of principal executive offices)(Zip code)

                                 (412) 774-1872
                             -----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X__  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.835 par value; 3,374,660 shares outstanding at
                             August 5, 1996

[PAGE]
                       CENTURY FINANCIAL CORPORATION
                                FORM 10-Q
                                  INDEX


                                                                 PAGE
                                                                NUMBER
    PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Consolidated Balance Sheet                                     3
    Consolidated Statement of Income                              4-5
    Consolidated Statement of Changes in Stockholders' Equity      6
    Consolidated Statement of Cash Flows                           7
    Notes to Consolidated Financial Statements                    8-9

    ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations       10-20


    PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                     21

    ITEM 2.  Changes in Securities                                 21

    ITEM 3.  Defaults Upon Senior Securities                       21

    ITEM 4.  Submission of Matters to a Vote of
             Security Holders                                      21

    ITEM 5.  Other Information                                     21

    ITEM 6.  Exhibits and Reports on Form 8-K                      21

    Signatures                                                     22


[PAGE]
CENTURY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                 June 30, December 31,
                                                                   1996      1995
                                                                 ---------------------
                                                                   (In thousands)
ASSETS
Cash and due from banks                                         $  8,435   $ 10,426
Investment securities available for sale                          84,754     99,052
Loans  (net of unearned income of $9,752 and $8,539)             278,491    257,612
Less allowance for loan losses                                     3,132      3,003
                                                                --------   --------
    Net Loans                                                    275,359    254,609

Premises and equipment                                             9,747      8,625
Accrued interest and other assets                                  5,151      4,277
                                                                --------   --------
     TOTAL ASSETS                                               $383,446   $376,989
                                                                ========   ========
LIABILITIES
Deposits:
    Noninterest - bearing demand                                $ 39,946   $ 41,708
    Interest - bearing demand                                     34,704     33,191
    Savings                                                       35,243     35,615
    Money market                                                  49,714     47,370
    Time                                                         168,685    170,441
                                                                --------   --------
      Total deposits                                             328,292    328,325

Short term borrowings                                             15,200     10,000
Other borrowings                                                   4,000      3,200
Accrued interest and other liabilities                             3,678      3,722
                                                                --------   --------
      TOTAL LIABILITIES                                          351,170    345,247
                                                                --------   --------
STOCKHOLDERS' EQUITY
Common stock, par value $.835;
   authorized 8,000,000 shares;
   issued 3,378,119 and 3,376,984 shares,
    respectively                                                   2,821      2,820
Additional paid in capital                                         2,773      2,755
Retained earnings                                                 26,646     25,285
Treasury stock, at cost (2,584 and 1,259 shares)                     (38)       (16)
Net unrealized gain on securities                                     74        898
                                                                --------   --------
     TOTAL STOCKHOLDERS' EQUITY                                   32,276     31,742
                                                                --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $383,446   $376,989
                                                                ========   ========

See accompanying unaudited notes to the consolidated financial statements.

[PAGE]
CENTURY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1996      1995
                                                            ------------------
                                                               (In thousands)
INTEREST INCOME
    Interest and fees on loans:
         Taxable                                             $5,524    $5,189
         Tax exempt                                             429       262
    Federal funds sold                                           33       125
    Investment securities:
         Taxable                                              1,282     1,251
         Tax exempt                                             173       129
                                                             ------    ------
              Total interest income                           7,441     6,956
                                                             ------    ------
INTEREST EXPENSE
    Deposits                                                  3,072     3,048
    Short term borrowings                                       118        26
    Other borrowings                                             50        34
                                                             ------    ------
               Total interest expense                         3,240     3,108
                                                             ------    ------
NET INTEREST INCOME                                           4,201     3,848

Provision for loan losses                                       130        60
                                                             ------    ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    4,071     3,788
                                                             ------    ------
OTHER INCOME
    Service fees on deposit accounts                            369       385
    Trust Department income                                     192       159
    Net gain on sale of securities                                1        16
    Other                                                       105       103
                                                             ------    ------
               Total other income                               667       663
                                                             ------    ------
OTHER EXPENSE
    Salaries and employee benefits                            1,706     1,524
    Net occupancy and equipment expense                         490       490
    Deposit insurance premium                                     1       165
    Other                                                     1,024       929
                                                             ------    ------
                Total other expense                           3,221     3,108
                                                             ------    ------
INCOME BEFORE INCOME TAXES                                    1,517     1,343
Income taxes                                                    389       358
                                                             ------    ------
NET INCOME                                                   $1,128    $  985
                                                             ======    ======

EARNINGS PER SHARE                                           $ 0.33    $ 0.29
                                                             ======    ======

DIVIDENDS DECLARED PER SHARE                                 $ 0.15    $ 0.10

AVERAGE SHARES OUTSTANDING                                3,374,455 3,376,273

See accompanying unaudited notes to the consolidated financial statements.

[PAGE]
CENTURY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ----------------
                                                            1996       1995
                                                            ----------------
                                                             (In thousands)
INTEREST INCOME
    Interest and fees on loans:
         Taxable                                          $10,918     $10,164
         Tax exempt                                           847         511
    Federal funds sold                                         90         184
    Investment securities:
         Taxable                                            2,627       2,188
         Tax exempt                                           355         273
                                                          -------     -------
               Total interest income                       14,837      13,320
                                                          -------     -------
INTEREST EXPENSE
    Deposits                                                6,266       5,723
    Short term borrowings                                     246          52
    Other borrowings                                          111          69
                                                          -------     -------
               Total interest expense                       6,623       5,844
                                                          -------     -------
NET INTEREST INCOME                                         8,214       7,476

Provision for loan losses                                     235         120
                                                          -------     -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                  7,979       7,356
                                                          -------     -------
OTHER INCOME
    Service fees on deposit accounts                          729         755
    Trust Department income                                   384         309
    Net gain on sale of securities                              1          16
    Other                                                     201         188
                                                          -------     -------
               Total other income                           1,315       1,268
                                                          -------     -------
OTHER EXPENSE
    Salaries and employee benefits                          3,306       3,037
    Net occupancy and equipment expense                     1,030         973
    Deposit insurance premium                                   1         330
    Other                                                   1,903       1,692
                                                          -------     -------
              Total other expense                           6,240       6,032
                                                          -------     -------
INCOME BEFORE INCOME TAXES                                  3,054       2,592
Income taxes                                                  748         672
                                                          -------     -------

NET INCOME                                                $ 2,306     $ 1,920
                                                          =======     =======

EARNINGS PER SHARE                                        $  0.68     $  0.57
                                                          =======     =======

DIVIDENDS DECLARED PER SHARE                              $  0.28     $  0.20

AVERAGE SHARES OUTSTANDING                              3,374,617   3,373,577

See accompanying unaudited notes to the consolidated financial statements.

[PAGE]
CENTURY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                      Net
                                               Additional                          Unrealized      Total
                                      Common     Paid in    Retained    Treasury   Gain (loss)  Stockholders'
                                       Stock     Capital    Earnings      Stock  on Securities     Equity
                                      -------   ---------   --------    -------- -------------  ------------
                                                            (In thousands)

Balance, December 31, 1995             $2,820     $2,755     $25,285     $ (16)    $ 898          $31,742

Net income                                                     2,306                                2,306
Dividends ($.28 per share)                                      (945)                                (945)
Stock options exercised                     1         13                                               14
Purchase of Treasury stock                                                (111)                      (111)
Reissuance of Treasury stock                           5                    89                         94
Net unrealized loss on
  securities                                                                        (824)            (824)
                                       ------     ------     -------     -----     -----          -------

Balance, June 30, 1996                 $2,821     $2,773     $26,646     $ (38)    $  74          $32,276
                                       ======     ======     =======     =====     =====          =======

See accompanying unaudited notes to the consolidated financial statements.

[PAGE]
CENTURY FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       ----------------
                                                                       1996       1995
                                                                       ----------------
                                                                        (In thousands)
OPERATING ACTIVITIES
    Net income                                                       $ 2,306    $ 1,920
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                       235        120
         Depreciation, amortization, and accretion, net                  279        525
         Investment securities gains, net                                  1         16
         Increase in accrued interest receivable                        (116)      (261)
         Increase (decrease) in accrued interest payable                (157)       243
         Other, net                                                     (258)       511
                                                                     -------    -------
               Net cash provided by operating activities               2,290      3,074
                                                                     -------    -------
INVESTING ACTIVITIES
    Investment securities available for sale:
         Proceeds from maturities and repayments of
           securities                                                 14,899      7,184
         Purchases of securities                                      (4,660)   (23,330)
         Proceeds from sale of securities                              2,881          -
    Investment securities:
         Proceeds from maturities and repayments of securities             -      5,572
         Purchases of securities                                           -     (9,052)
         Proceeds from sale of securities                                  -        758
    Net increase in loans                                            (20,953)    (3,882)
    Purchases of premises and equipment                               (1,535)      (797)
    Other, net                                                             -         36
                                                                     -------   --------
               Net cash used for investing activities                 (9,368)   (23,511)
                                                                     -------   --------
FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                  (33)    23,279
    Net increase (decrease) in short term borrowings                   5,200       (470)
    Net increase in other borrowings                                     800          -
    Cash dividends                                                      (877)      (675)
    Proceeds from stock options exercised                                 14        121
    Treasury stock purchase                                             (111)         -
    Proceeds from issuance of treasury stock                              94          -
                                                                     -------   --------
               Net cash provided by financing activities               5,087     22,255
                                                                     -------   --------
               Increase (decrease) in cash and cash
                 equivalents                                          (1,991)     1,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      10,426      9,418
                                                                     -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 8,435    $11,236
                                                                     =======    =======

See accompanying unaudited notes to the consolidated financial statements.

[PAGE]
CENTURY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Century Financial Corporation ("Corporation") includes the accounts of the Corporation and its wholly owned subsidiary, Century National Bank and Trust Company ("Century"). Significant intercompany items have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Corporation adopted Statement of
Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans.
The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement 123 permits companies to continue to account for such transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the new method of accounting. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements. The adoption of this standard has no effect on the Corporation's financial position or results of operations.

[PAGE]

CENTURY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 1996 and 1995, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 Six Months Ended
                                                     June 30,
                                                ------------------
                                                1996         1995
                                                ------------------
                                                (In thousands)
    Cash paid during the year for:
       Interest                              $  6,780     $  5,602
       Income taxes                               630          275

[PAGE]
CENTURY FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

FINANCIAL CONDITION SUMMARY

The Corporation's consolidated assets were $383,446,000 at June 30,
1996, an increase of $6,457,000 or 1.7% over assets at December 31, 1995. This increase was attributable to an increase in net loans receivable offset by a reduction in investment securities available for sale and cash and due from banks. The increase in net loans receivable was the result of an increase in loan demand in the first half of 1996, with much of the growth being funded by investment securities available for sale and short term borrowings. Total consolidated liabilities increased by $5,923,000 or 1.7% when compared to total consolidated liabilities as of December 31, 1995. While deposits remained relatively stable, the increase in total liabilities was mostly attributable to an increase in short term borrowings. The Corporation's total consolidated stockholders' equity increased $534,000 or 1.7% when compared to total stockholders' equity at December 31, 1995. This increase was primarily a result of a retention of net income of $1,361,000, net of cash dividends declared to shareholders of $945,000, offset by a decrease of $824,000 in the net unrealized gain on investment securities available for sale and a net decrease of $22,000 from treasury stock activity.

INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale at June 30, 1996 decreased $14,298,000 or 14.4% when compared to December 31, 1995. This decrease was primarily a result of the Corporation improving its net interest margin by funding current loan demand with lower earning investment securities that were maturing during the same period in 1996. Total proceeds received from the maturity and repayments of these securities totaled $14,899,000, offset by purchases of $4,660,000. Also contributing to the decrease in investment securities during the first half of 1996 was the sale of securities totaling $2,881,000 and a reduction of $1,249,000 in the unrealized holding gain.

LOAN PORTFOLIO

Net loans increased $20,750,000 or 8.2% in the first half of 1996 when compared to December 31, 1995. This increase was mainly attributable to an overall increase in loan demand, particularly in commercial and real estate loans which increased $10,102,000 or 16.0% and $6,287,000 or 6.3%, respectively.

The following table represents the composition of the Corporation's loan portfolio:
                                                     June 30,     December 31,
                                                       1996           1995
                                                     --------     -----------
                                                         (In thousands)


  Commercial, financial,
    and agricultural                                 $ 73,047      $ 62,945
  Real estate - construction                           12,038        12,918
  Real estate - mortgage                              105,771        99,484
  Installment loans to individuals                     81,462        75,295
  Tax exempt loans                                     15,173        15,509
  Other                                                   752             -
                                                     --------      --------
                                                      288,243       266,151
  Less unearned income                                  9,752         8,539
                                                     --------      --------
                                                      278,491       257,612
  Less allowance for loan losses                        3,132         3,003
                                                     --------      --------
       Net loans                                     $275,359      $254,609
                                                     ========      ========

[PAGE]
ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for possible loan losses was $3,132,000 at June 30, 1996 compared to $3,003,000 at December 31, 1995. This represents a $129,000 or 4.3% increase for the first half of 1996.

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

Activity in the allowance for possible loan losses is summarized as follows:
                                                  Six months ended June 30,
                                                   1996              1995
                                                 -------           -------
                                                      (Dollars in thousands)

    Balance, beginning of period                 $ 3,003           $ 3,206

    Charge-offs:
      Commercial loans                                10                 -
      Real estate mortgages                            -                14
      Installment loans to individuals               130               154
                                                 -------           -------
            Total charge-offs                        140               168
                                                 -------           -------
    Recoveries:
       Commercial loans                               13                 2
       Real estate mortgages                           2                 -
       Installment loans to individuals               19                10
                                                 -------           -------
             Total recoveries                         34                12
                                                 -------           -------

    Net charge-offs                                  106               156
                                                 -------           -------

    Provision charged to operations                  235               120
                                                 -------           -------

    Balance, end of period                       $ 3,132           $ 3,170
                                                 =======           =======

    Net charge-offs as a percent of
       average loans, net of unearned              0.04%             0.06%
                                                 =======           =======

    Allowance for loan losses to total loans,
       net of unearned income                      1.12%             1.33%
                                                 =======           =======

The Corporation believes that the allowance for possible loan losses at June 30, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1996.

NON-PERFORMING ASSETS

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

The following table sets forth information regarding non-performing assets:


                                                June 30,       December 31,
                                                  1996            1995
                                                -------         -------
                                                      (In thousands)
    Non-accrual loans                           $   907         $   901
    Loans past due 90 days or more                  267             266
    Restructured loans                                -               -
                                                -------         -------
         Total non-performing loans               1,174           1,167
    Other real estate owned                          31               -
                                                -------         -------
         Total non-performing assets            $ 1,205         $ 1,167
                                                =======         =======


    Non-performing loans as a percentage of
      total loans, net of earned income           0.42%           0.45%
    Non-performing assets as a percentage of
      total assets                                0.31%           0.31%
    Non-performing assets as a percentage of
      Allowance for possible loan loss           38.47%          38.86%

At June 30, 1996, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact
future operating results, liquidity or capital resources.   Nor do they
represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

At June 30, 1996 the Corporation had no impaired loans in accordance with Statement of Financial Accounting Standard Statement No. 114 and 118 that have a material effect on the financial position or results of operations of the Corporation.

DEPOSITS

Total deposits remained relatively stable, decreasing $33,000 or .01% when compared to December 31, 1995 Noninterest-bearing deposits and time deposits decreased $1,762,000 or 4.2% and $1,756,000 or 1.0%, respectively. The Corporation's growth occurred mostly in money market accounts, increasing by $2,344,000 or 4.9%. The Corporation has implemented an aggressive marketing strategy in the later part of the first half of 1996 to increase deposit growth. The Corporation continues to see a strong market demand for higher yielding deposits. This demand is in part a result of consumers becoming more yield conscious along with an increase in market competition.

Time deposits include certificates of deposits in denominations of $100,000 or more. Such deposits aggregate $24,978,000 and $27,552,000 at June 30, 1996 and December 31, 1995, respectively.

BORROWINGS

Total borrowings of the Corporation increased $6,000,000 or 45.5% when compared to total borrowings at December 31, 1995. This increase was mainly a result of an increase in short term borrowings attributable to minimal deposit growth occurring during the first half of 1996. The proceeds received from these borrowings were used to fund loan growth occurring in the same period.


RESULTS OF OPERATIONS
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 1996 AND 1995.

SUMMARY OF EARNINGS

The Corporation earned $1,128,000 or $0.33 per share for the three months ended June 30, 1996. This represents an increase of $143,000 or 14.5% over net income reported for the same period in 1995. The increase in net income is attributable to an increase in net interest income offset by an increase in the provision for loan loss and noninterest expense.

NET INTEREST INCOME

The Corporation's net interest income increased $353,000 or 9.2% during the three months ended June 30, 1996 when compared to the same period in 1995. This increase is a result of a $485,000 or 7.0% increase in total interest income, offset by an increase of $132,000 or 4.2% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, increased to 4.99% from 4.72% at June 30, 1995. (Reference may be made to the table on page 14 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $502,000 or 9.2% for the first quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average loan balance outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest income on investment securities increased $75,000 or 5.4% for the second quarter of 1996 compared to the same period in 1995. This increase is attributable to a slight increase in the average balance of investment securities outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest income on federal funds sold decreased $92,000 or 73.6% for the second quarter of 1996 compared to the same period in 1995. This decrease is a result of a decrease in the average balance of federal funds sold outstanding during the 1996 period as well as a slight decrease in the average yield earned on these assets during the same period.

Interest expense on deposits increased $24,000 or .8% for the second quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of deposits outstanding during the 1996 period offset by a slight decrease in the average rate paid on these funds during the same period.

Interest expense on borrowings increased $108,000 or 180.0% for the three months ended June 30, 1996 compared to the same period in 1995. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                                Three months ended June 30,
                                                 1996                  1995
                                          -----------------     ------------------
                                          Average     Yield/    Average     Yield/
                                          Balance     Rate      Balance     Rate
                                          --------    ------    --------    ------
                                                   (Dollars in thousands)
Interest earning assets:
    Federal funds sold                    $  2,205     5.94%    $  8,241     6.07%
    Investment securities (1) (3)           91,876     6.73       91,100     6.35
    Loans (2) (3)                          266,780     9.26      242,943     9.20
                                          --------     -----    --------     -----
      Total interest earning assets        360,861     8.59      342,284     8.36
                                          --------     -----    --------     -----

Interest-bearing liabilities:
    Deposits                               291,005     4.23      286,763     4.26
    Short term borrowings                    7,362     6.45        1,700     6.13
    Other borrowings                         4,000     5.06        1,500     9.09
                                          --------     -----    --------     -----
      Total interest-bearing liabilities   302,367     4.30      289,963     4.30
                                          --------     -----    --------     -----

Net earning assets                       $  58,494              $ 52,321
                                         =========              ========
Net interest spread                                   4.29%                  4.06%
                                                      =====                  =====
Net interest margin (4)                               4.99%                  4.72%
                                                      =====                  =====

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

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses charged to operations in the second quarter of 1996 was $130,000 compared to $60,000 charged in the same period in 1995, representing an increase of $70,000 or 116.7%. Although total non-performing loans remained constant during this same period, the increase in the provision was a result of such factors as an increase in the loan portfolio for the same period and Management's ongoing analysis of the adequacy of the allowance for possible loan losses.

NONINTEREST INCOME AND EXPENSE

The Corporation's total consolidated noninterest income increased $4,000 or .6% for the three months ended June 30, 1996 when compared to the same period in 1995. This increase was a result of a $33,000 or 20.8% increase in trust department income, offset by a $16,000 or 4.1% decrease in service fees on deposit accounts and a decrease of $15,000 in the net realized gain on the sale of investment securities available for sale. The increase in trust department income was primarily due to new accounts and increased trust assets during the second quarter of 1996.

The Corporation's total consolidated noninterest expense increased
$113,000 or 3.6% for the three months ended June 30, 1996 compared to the same period in 1995. This increase was primarily a result of a $95,000 or 10.2% increase in other expenses, a $182,000 or 11.9% increase in salaries and employee benefits, offset by a decrease of $164,000 or 99.4% in Federal Deposit Insurance Corporation (FDIC) premium expense.

The increase in salaries and employee benefits is primarily attributable to: (1) an increase of $92,000 in salaries and wages paid to employees during the second quarter of 1996 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $9,000 in bonus expense due to increased profitability of the Corporation for the same period; and (3) an increase of $70,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation. These increases were all offset by a $21,000 decrease in the pension plan expense.

Federal Deposit Insurance Corporation premium expense decreased $164,000 during the second quarter of 1996 as a result of a reduction in the FDIC assessment for the same period ended.

Other expense increased mainly as a result of: (1) an increase of $44,000 in legal fees; (2) an increase of $12,000 in ATM related costs; (3) a total increase of $11,000 in telephone, postage and stationary expenses;
(4) a $9,000 increase in employee tuition reimbursement expense; and (5) an increase of $8,000 in professional advisory fees.

FEDERAL INCOME TAXES

Federal income tax expense increased $31,000 or 8.7% for the three months ended June 30, 1996 compared to the same period ended in 1995 as a result of an increase in pre-tax earnings. The effective tax rates were 25.6% and 26.7% for the 1996 and 1995 period, respectively.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 1996 AND 1995.

SUMMARY OF EARNINGS

The Corporation earned $2,306,000 or $0.68 per share for the six months ended June 30, 1996. This represents an increase of $386,000 or 20.1% over net income reported for the same period in 1995. The increase in net income is attributable to an increase in net interest income and noninterest income offset by an increase in provision for loan losses and noninterest expense.

NET INTEREST INCOME

The Corporation's net interest income increased $738,000 or 9.9% during the six months ended June 30, 1996 when compared to the same period in 1995. This increase is a result of a $1,517,000 or 11.4% increase in total interest income, offset by an increase of $779,000 or 13.3% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, increased to 4.87% from 4.74% at June 30, 1995.

Interest income on loans increased $1,090,000 or 10.2% for the first half of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average loan balance outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest income on investment securities increased $521,000 or 21.1% for the first half of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of investment securities outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

Interest income on federal funds sold decreased $94,000 or 51.1% for the first half of 1996 compared to the same period in 1995. This decrease is attributable to a decrease in the average balance of federal funds sold outstanding during the 1996 period as well as a decrease in the average yield earned on these assets during the same period.

Interest expense on deposits increased $543,000 or 9.5% for the first half of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of deposits outstanding during the 1996 period as well as an increase in the average rate paid on these funds during the same period.

Interest expense on borrowings increased $236,000 or 195.0% for the six months ended June 30, 1996 compared to the same period in 1995. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                                        Six months ended June 30,
                                                     1996                     1995
                                            --------------------     -------------------
                                             Average     Yield/       Average     Yield/
                                             Balance      Rate        Balance      Rate
                                            ---------    -------     --------     ------
                                                       (Dollars in thousands)
Interest earning assets:
    Federal funds sold                      $   3,340      5.38%     $  6,169      5.97%
    Investment securities (1) (3)              95,084      6.66        84,547      6.15
    Loans (2) (3)                             262,760      9.29       240,011      9.11
                                            ---------      -----     --------      -----
         Total interest earning assets        361,184      8.56       330,727      8.30
                                            ---------      -----     --------      -----

Interest-bearing liabilities:
    Deposits                                  291,471      4.32       275,783      4.18
    Short term borrowings                       7,966      6.21         1,715      6.11
    Other borrowings                            3,288      6.81         1,500      9.28
                                            ---------      -----     --------      -----
         Total interest-bearing
           liabilities                        302,725      4.40       278,998      4.22
                                            ---------      -----     --------      -----

    Net earning assets                      $  58,459                $ 51,729
                                            =========                ========
    Net interest spread                                    4.16%                   4.08%
                                                           =====                   =====
    Net interest margin (4)                                4.87%                   4.74%
                                                           =====                   =====

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

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses charged to operations in the first half of 1996 was $235,000 compared to $120,000 charged in the same period in 1995, representing an increase of $115,000 or 95.8%. Although total non-performing loans remained constant during this same period, the increase in the provision was a result of such factors as an increase in the loan portfolio for the same period and management's ongoing analysis of the adequacy of the allowance for possible loan losses.

NONINTEREST INCOME AND EXPENSE

The Corporation's total consolidated noninterest income increased
$47,000 or 3.7% for the six months ended June 30, 1996 when compared to the same period in 1995. This increase was a result of a $75,000 or 24.3% increase in trust department income, a $13,000 or 6.9% increase in other income, offset by a $26,000 or 3.4% decrease in service fees on deposit accounts and a decrease of $15,000 in net securities gains realized.

The Corporation's total consolidated noninterest expense increased
$208,000 or 3.4% for the six months ended June 30, 1996 compared to the same period in 1995. This was primarily a result of a $269,000 or 8.9% increase in salaries and employee benefits, a $211,000 or 12.5% increase in other expenses, an increase of $57,000 or 5.9% in net office occupancy and equipment expense, offset by a decrease of $329,000 or 99.6% in Federal Deposit Insurance Corporation (FDIC) premium expense.

The increase in salaries and employee benefits is primarily attributable to: (1) an increase of $165,000 in salaries and wages paid to employees during the first half of 1996 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $18,000 in bonus expense due to increased profitability of the Corporation for the same period; and (3) an increase of $130,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation. These increases were all offset by a $42,000 decrease in the pension plan expense.

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

Federal Deposit Insurance Corporation premium expense decreased $329,000 during the first half of 1996 as a result of a reduction in the FDIC assessment for the same period ended.

Other expense increased mainly as a result of: (1) an increase of $56,000 in legal fees; (2) a total increase of $41,000 in telephone, postage and stationary expenses; (3) a $26,000 increase in employee tuition reimbursement expense; (4) an increase of $26,000 in ATM related costs; (5) an increase of $23,000 in professional advisory fees; and (6) an increase of $17,000 in advertising expense.

FEDERAL INCOME TAXES

Federal income tax expense increased $76,000 or 11.3% for the six months ended June 30, 1996 compared to the same period ended in 1995 as a result of an increase in pre-tax earnings. The effective tax rates were 24.5% and 25.9% for the 1996 and 1995 period, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuos analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $32,429,000 at June 30, 1996.

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

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of June 30, 1996:

                                  3        3-12       1-5       Over
                                Months    Months     Years    5 Years     Total
                               -------   --------   -------   -------   --------
                                                   (In thousands)

Investment securities:
    Taxable                   $ 13,164   $ 18,615  $ 38,547   $ 2,243   $ 72,569
    Non-taxable                    190        460     3,113     8,422     12,185
Loans                           58,556     33,558   112,504    73,873    278,491
                              --------   --------  --------   -------   --------
    Total earning assets        71,910     52,633   154,164    84,538    363,245
                              --------   --------  --------   -------   --------

Interest-bearing demand
    deposits                         -          -    27,879     6,825     34,704
Savings deposits                     -          -    28,312     6,931     35,243
Money Market deposits                -     24,857    24,857         -     49,714
Time deposits                   24,517     83,267    53,431     7,470    168,685
Short term borrowings           13,700      1,500         -         -     15,200
Other borrowings                     -          -     4,000         -      4,000
                              --------   --------  --------   -------   --------
    Total interest-bearing
        liabilities             38,217    109,624   138,479    21,226    307,546
                              --------   --------  --------   -------   --------

Interest rate sensitivity
     gap                      $ 33,693   $(56,991) $ 15,685   $63,312   $ 55,699
                              ========   ========  ========   =======   ========
Cumulative interest rate
    sensitivity gap           $ 33,693   $(23,298) $ (7,613)  $ 55,699
                              ========   ========  ========   ========
Cumulative interest rate
    sensitivity gap as a
    percentage of total
    earning assets               9.28%     -6.41%    -2.10%     15.33%
                              ========   ========  ========   ========

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
                                  June 30, 1996       December 31, 1995
                                -----------------     ------------------
                                Amount   Percentage   Amount   Percentage
                                -------  ----------  -------   ----------
                                          (Dollars in thousands)
    [S]                         [C]        [C]       [C]         [C]
    Tier I:
         Actual                 $31,880    11.17%    $30,668     11.43%
         Required                11,417     4.00      10,732      4.00
                                -------    ------    -------     ------
         Excess                 $20,463     7.17%    $19,936      7.43%
                                -------    ------    -------     ------
    Total risk-based capital:
         Actual                 $35,012    12.27%    $33,671     12.55%
         Required                22,833     8.00      21,464      8.00
                                -------    ------    -------     ------
         Excess                 $12,179     4.27%    $12,207      4.55%
                                -------    ------    -------     ------

In addition to risk-based capital requirements, a leverage ratio test must also be met. The leverage ratio is defined as the ratio of Tier I capital to assets (not risk adjusted). The required ratio for each financial institution will be determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total assets of three percent has been established for top rated financial institutions, with less highly rated or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level. The Corporation's leverage ratio was 8.39% and 8.13% at June 30, 1996 and December 31, 1995, respectively.

CENTURY FINANCIAL CORPORATION
PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Corporation's annual meeting of shareholders was held on April 29, 1996.
(b) The following directors were elected to a three year term expiring in 1999: Del E. Goedeker, Harry J. Johnston, Thomas K. Reed and
    Joseph N. Tosh II.
    The following directors' terms continued after the annual meeting:
    Robert F. Garvin, Jr., Charles I. Homan, Wayne S. Luce, Sister
    Mary Thaddeus Markelewicz, Gino E. Martinetti, Elvin W. Batchelor, Daniel Dalle Molle, A. Dean Heasley, Z. John Kruzic and
    Harold V. Shank.
(c) Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Corporation for the 1996 fiscal year.

    The results of the votes from the annual meeting were as follows:
                                   For        Against     Withheld
        Del E. Goedeker         2,424,186      1,152         120
        Harry J. Johnston       2,424,306      1,152           -
        Thomas K. Reed          2,424,306      1,152           -
        Joseph N. Tosh II       2,424,306      1,152           -

        S.R. Snodgrass, A.C.    2,424,274        943         241

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and reports on Form 8-K

(a) Exhibits

    The exhibits listed below are filed herewith or incorporated herein by reference:

    27  Financial Data Schedule, filed herewith.

(b) Reports on Form 8-K
    An 8-K was filed on May 29, 1996 announcing that the corporation received approval for a listing on the NASDAQ National Market. The Corporation's common stock commenced trading on June 3, 1996 under the symbol "CYFN".

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Century Financial Corporation



    Date:  August 5, 1996                   By  /s/   Joseph N. Tosh, II
                                            Joseph N. Tosh, II
                                            President and Chief Executive
                                               Officer
                                            (Principal Executive Officer)


    Date:  August 5, 1996                   By  /s/   Donald A. Benziger
                                            Donald A. Benziger
                                            Senior Vice President and Chief
                                               Financial Officer
                                            (Principal Financial Officer)