Form 10-Q
period 1996-09-30
CENTURY FINANCIAL CORP
filed 1996-11-12
CIK 820414

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                         OR

[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                            Commission File Number 0-17416

                            CENTURY FINANCIAL CORPORATION
                            -----------------------------
                   (Exact name of registrant as specified in its charter)

   Pennsylvania                                               25-1553790
 ---------------                                           --------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                                 One Century Place
                         Rochester, Pennsylvania  15074
                        --------------------------------
                 (Address of principal executive offices)(Zip code)

                                 (412) 774-1872
                                 ---------------
               (Registrant's telephone number, including area code)

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

Common Stock , $0.835 par value;  3,360,198 shares outstanding at November 4,
1996

                         CENTURY FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                   PAGE
                                                                  NUMBER
                                                                  ------
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

                        CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                   September 30,                  December 31,
                                                       1996                            1995
                                                   --------------                -------------
                                                                 (In thousands)
ASSETS
Cash and due from banks                          $         12,484              $         10,426
Investment securities available for sale                   75,715                        99,052
Loans  (net of unearned income of $10,662
  and $8,539)                                             299,885                       257,612
Less allowance for loan losses                              3,131                         3,003
                                                   --------------                --------------
      Net Loans                                           296,754                       254,609

Premises and equipment                                      9,768                         8,625
Accrued interest and other assets                           5,054                         4,277
                                                   --------------                --------------

      TOTAL ASSETS                               $        399,775              $        376,989
                                                   ==============                ==============
LIABILITIES

Deposits:
  Noninterest - bearing demand                   $         39,949              $         41,708
  Interest - bearing demand                                33,663                        33,191
  Savings                                                  35,263                        35,615
  Money market                                             52,846                        47,370
  Time                                                    179,133                       170,441
                                                   --------------                --------------
      Total deposits                                      340,854                       328,325

Short term borrowings                                      17,675                        10,000
Other borrowings                                            4,000                         3,200
Accrued interest and other liabilities                      4,347                         3,722
                                                   --------------                --------------
      TOTAL LIABILITIES                                   366,876                       345,247
                                                   --------------                --------------
STOCKHOLDERS' EQUITY
Common stock, par value $.835;
  authorized 8,000,000 shares;
  issued 3,384,833 and 3,376,984
  shares, respectively                                      2,826                         2,820
Additional paid in capital                                  2,848                         2,755
Retained earnings                                          27,440                        25,285
Treasury stock, at cost
  (24,035 and 1,259 shares)                                  (397)                          (16)
Net unrealized gain on securities                             182                           898
                                                   --------------                --------------
      TOTAL STOCKHOLDERS' EQUITY                           32,899                        31,742
                                                   --------------                --------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $        399,775              $        376,989
                                                   ==============                ==============

See accompanying unaudited notes to the consolidated financial statements.
                                      Page 3

                            CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                              -------------------
                                                         1996                          1995
                                                   --------------                --------------
                                                                (In thousands)
INTEREST INCOME
  Interest and fees on loans:
    Taxable                                      $          6,030              $          5,241
    Tax exempt                                                439                           381
  Federal funds sold                                           21                            33
  Investment securities:
    Taxable                                                 1,109                         1,425
    Tax exempt                                                163                           174
                                                   --------------                --------------
      Total interest income                                 7,762                         7,254
                                                   --------------                --------------
INTEREST EXPENSE
  Deposits                                                  3,250                         3,281
  Short term borrowings                                       185                            52
  Other borrowings                                             51                            36
                                                   --------------                --------------
      Total interest expense                                3,486                         3,369
                                                   --------------                --------------

NET INTEREST INCOME                                         4,276                         3,885

Provision for loan losses                                     180                            60
                                                   --------------                --------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                               4,096                         3,825
                                                   --------------                --------------

OTHER INCOME
  Service fees on deposit accounts                            349                           370
  Trust Department income                                     205                           180
  Net gain (loss) on sale of securities                         -                           (30)
  Other                                                       109                            99
                                                   --------------                --------------
      Total other income                                      663                           619
                                                   --------------                --------------

OTHER EXPENSE
  Salaries and employee benefits                            1,683                         1,553
  Net occupancy and equipment expense                         509                           489
  Deposit insurance premium                                     1                            15
  Other                                                     1,012                           868
                                                   --------------                --------------
      Total other expense                                   3,205                         2,925
                                                   --------------                --------------

INCOME BEFORE INCOME TAXES                                  1,554                         1,519
Income taxes                                                  257                           342
                                                   --------------                --------------

NET INCOME                                      $           1,297              $          1,177
                                                  ===============                ==============

EARNINGS PER SHARE                              $            0.39              $           0.35
                                                  ===============                ==============

DIVIDENDS DECLARED PER SHARE                    $            0.15              $           0.11

AVERAGE SHARES OUTSTANDING                              3,366,045                     3,374,163

See accompanying unaudited notes to the consolidated financial statements.

                                 CENTURY FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME
                                         (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 ------------------
                                                         1996                          1995
                                                    --------------                --------------
                                                                   (In thousands)
INTEREST INCOME
  Interest and fees on loans:
    Taxable                                       $         16,948              $         15,405
    Tax exempt                                               1,286                           892
  Federal funds sold                                           111                           217
  Investment securities:
    Taxable                                                  3,736                         3,613
    Tax exempt                                                 518                           447
                                                    --------------                --------------
      Total interest income                                 22,599                        20,574
                                                    --------------                --------------

INTEREST EXPENSE
  Deposits                                                   9,516                         9,004
  Short term borrowings                                        431                           104
  Other borrowings                                             162                           105
                                                    --------------                --------------
      Total interest expense                                10,109                         9,213
                                                    --------------                --------------

NET INTEREST INCOME                                         12,490                        11,361

Provision for loan losses                                      415                           180
                                                    --------------                --------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                               12,075                        11,181
                                                    --------------                --------------
OTHER INCOME
  Service fees on deposit accounts                           1,077                         1,125
  Trust Department income                                      589                           489
  Net gain (loss) on sale of securities                          1                           (14)
  Other                                                        310                           287
                                                    --------------                --------------
      Total other income                                     1,977                         1,887
                                                    --------------                --------------

OTHER EXPENSE
  Salaries and employee benefits                             4,989                         4,591
  Net occupancy and equipment expense                        1,539                         1,462
  Deposit insurance premium                                      1                           315
  Other                                                      2,915                         2,589
                                                    --------------                --------------
      Total other expense                                    9,444                         8,957
                                                    --------------                --------------

INCOME BEFORE INCOME TAXES                                   4,608                         4,111
Income taxes                                                 1,005                         1,014
                                                    --------------                --------------

NET INCOME                                        $          3,603              $          3,097
                                                    ==============                ==============

EARNINGS PER SHARE                                $           1.07              $           0.92
                                                    ==============                ==============

DIVIDENDS DECLARED PER SHARE                      $           0.43              $           0.31

AVERAGE SHARES OUTSTANDING                               3,371,739                     3,371,812

See accompanying unaudited notes to the consolidated financial statements.

                                              CENTURY FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENT OF CHANGES
                                                IN STOCKHOLDERS' EQUITY
                                                      (Unaudited)

                                                                                                    Net
                                                Additional                                      Unrealized         Total
                                  Common         Paid in          Retained         Treasury     Gain (loss)     Stockholders'
                                   Stock         Capital          Earnings          Stock      on Securities       Equity
                                  -------       ----------       ----------        ---------   -------------    -------------
                                                               (In thousands)

Balance, December 31, 1995       $  2,820        $  2,755        $  25,285        $  (16)        $  898          $  31,742

Net income                                                           3,603                                           3,603
Dividends ($.43 per share)                                          (1,448)                                         (1,448)
Stock options exercised                 6              87                                                               93
Purchase of Treasury stock                                                           (512)                            (512)
Reissuance of Treasury stock                            6                             131                              137
Net unrealized loss on
  securities                                                                                       (716)              (716)
                                  -------         -------         --------         ------         -----           --------


Balance, September 30, 1996      $  2,826        $  2,848        $  27,440        $ (397)        $  182          $  32,899
                                  =======         =======         ========         =====          =====           ========


See accompanying unaudited notes to the consolidated financial statements.

                                CENTURY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                       1996                          1995
                                                  --------------                --------------
                                                                 (In thousands)
OPERATING ACTIVITIES
  Net income                                    $          3,603              $          3,097
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
    Provision for loan losses                                415                           180
    Depreciation, amortization, and
      accretion, net                                         118                           378
    Investment securities
      (gains) losses, net                                     (1)                           14
    Decrease (increase) in accrued
      interest receivable                                     65                          (504)
    Increase in accrued interest payable                     209                         1,166
    Other, net                                               (91)                         (267)
                                                    --------------                --------------
      Net cash provided by operating activities            4,318                         4,064
                                                    --------------                --------------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from maturities and
      repayments of securities                            24,464                        13,133
    Purchases of securities                               (4,660)                      (38,611)
    Proceeds from sale of securities                       2,881                         5,062
  Investment securities:
    Proceeds from maturities and
      repayments of securities                                 -                        10,595
    Purchases of securities                                    -                       (14,273)
    Proceeds from sale of securities                           -                           758
Net increase in loans                                    (42,516)                      (15,770)
Purchases of premises and equipment                       (1,768)                       (1,176)
Other, net                                                     -                            45
                                                    --------------                --------------
      Net cash used for investing activities             (21,599)                      (40,237)
                                                    --------------                --------------
FINANCING ACTIVITIES
  Net increase in deposits                                12,529                        34,254
  Net increase in short term borrowings                    7,675                         3,930
  Increase in other borrowings                               800                             -
  Cash dividends                                          (1,384)                       (1,011)
  Proceeds from stock options exercised                       93                           121
  Treasury stock purchase                                   (512)                          (73)
  Proceeds from issuance of treasury stock                   138                             -
                                                    --------------                --------------
      Net cash provided by financing activities           19,339                        37,221
                                                    --------------                --------------

      Increase in cash and cash equivalents                2,058                         1,048

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     10,426                         9,418
                                                    --------------                --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $         12,484              $         10,466
                                                    ==============                ===============

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

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Accounting for Stock-Based Compensation
---------------------------------------

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement 123 permits companies to continue to account for such transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the the new method of accounting. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements. The adoption of this standard has no effect on the Corporation's financial position or results of operations.

Earnings Per Share
------------------

Earnings per share for the three and nine months ended September 30, 1996 and 1995, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.


2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       Nine Months Ended
                                                           September 30,
                                                       -------------------
                                                        1996          1995
                                                     -----------     ---------
                                                           (In thousands)
Cash paid during the year for:
  Interest                                         $       9,900   $     8,047
  Income taxes                                               960           605

                               CENTURY FINANCIAL CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

                                    FINANCIAL CONDITION
                                    -------------------

Financial Condition Summary
---------------------------

The Corporation's consolidated assets were $399,775,000 at September 30, 1996, an increase of $22,786,000 or 6.0% over assets at December 31, 1995. This increase was attributable to an increase in net loans receivable offset by a reduction in investment securities available for sale. The increase in net loans receivable was the result of an increase in loan demand in the first nine months of 1996, with much of the growth being funded by investment securities available for sale and short term borrowings. Total consolidated liabilities increased by $21,629,000 or 6.3% when compared to total consolidated liabilities as of December 31, 1995. The increase in total liabilities was mostly attributable to an increase in total deposits and short term borrowings. The Corporation's total consolidated stockholders' equity increased $1,157,000 or 3.6% when compared to total stockholders' equity at December 31, 1995. This increase was primarily a result of a retention of net income of $2,155,000, net of cash dividends declared to shareholders of $1,448,000, offset by a decrease of $716,000 in the net unrealized gain on investment securities available for sale and a net decrease of $375,000 from treasury stock activity.

Investment Securities Available for Sale
----------------------------------------

Investment securities available for sale at September 30, 1996 decreased $23,337,000 or 23.6% when compared to December 31, 1995. This decrease was primarily a result of the Corporation improving its net interest margin by funding current loan demand with lower earning investment securities that were maturing during the same period in 1996. Total proceeds received from the maturity and repayments of these securities totaled $24,464,000, offset by purchases of $4,660,000. Also contributing to the decrease in investment securities during the first nine months of 1996 was the sale of securities totaling $2,881,000 and a reduction of $1,085,000 in the unrealized holding gain.

Loan Portfolio
--------------

Net loans increased $42,145,000 or 16.6% in the first nine months of 1996 when compared to December 31, 1995. This increase was mainly the result of an increase in overall loan demand and to a greater extent, the hiring of additional loan originators in the early part of 1996. The increase in loan portfolio occured mostly in commercial and real estate loans which increased $21,757,000 or 34.6% and $13,230,000 or 13.3%, respectively.

The following table represents the composition of the Corporation's loan portfolio:

                                             September 30,      December 31,
                                                  1996              1995
                                             ------------       -----------
                                                      (In thousands)

Commercial, financial, and agricultural      $      84,702      $      62,945
Real estate - construction                          11,241             12,918
Real estate - mortgage                             112,714             99,484
Installment loans to individuals                    84,677             75,295
Tax exempt loans                                    16,784             15,509
Other                                                  429                  -
                                                ----------        -----------
                                                   310,547            266,151
Less unearned income                                10,662              8,539
                                                ----------        -----------
                                                   299,885            257,612
Less allowance for loan losses                       3,131              3,003
                                                ----------        -----------
      Net loans                              $     296,754      $     254,609
                                                ==========        ===========

Allowance for Loan Losses
-------------------------

The Corporation's allowance for loan losses was $3,131,000 at September 30, 1996 compared to $3,003,000 at December 31, 1995. This represents a $128,000 or 4.3% increase for the first nine months of 1996.

The adequacy of the allowance for loan losses is determined by management considering certain criteria such as the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other relevant factors. Specific reserves are established for each classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. All credit relationships in excess of $250,000 are reviewed by management and the executive committee of Century's Board of Directors on an annual basis. In addition, loan relationships in excess of $250,000, rated substandard or lower are reviewed on a quarterly basis and evaluated for the adequacy of payment histories, any changes in collateral and exposure, if any, is specifically reserved for. All special mention loans are pooled and a reserve is determined. All other homogeneous loan pools such as consumer installment loans, cash reserve, 1-4 family mortgage loans and unfunded commitments are pooled and the adequacy of the reserve is determined.

Activity in the allowance for loan losses is summarized as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                     1996              1995
                                                  --------          --------
                                                    (Dollars in thousands)

Balance, beginning of period                    $    3,003        $    3,206

Charge-offs:
  Commercial loans                                      63                 -
  Real estate mortgages                                  -                49
  Installment loans to individuals                     271               303
                                                  --------          --------
      Total charge-offs                                334               352
                                                  --------          --------
Recoveries:
  Commercial loans                                      13                 3
  Real estate mortgages                                  2                 -
  Installment loans to individuals                      32                16
                                                  --------          --------
      Total recoveries                                  47                19
                                                  --------          --------

 Net charge-offs                                       287               333
                                                  --------          --------

Provision charged to operations                        415               180
                                                  --------          --------

Balance, end of period                          $    3,131        $    3,053
                                                  ========          ========

Net charge-offs as a percent
  of average loans, net of unearned                   0.11%             0.13%
                                                  ========          ========

Allowance for loan losses to total
  loans, net of unearned income                       1.04%             1.22%
                                                  ========          ========

The Corporation believes that the allowance for loan losses at September 30, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1996.

Non-performing Assets
---------------------

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

The following table sets forth information regarding non-performing assets:

                                         September 30,        December 31,
                                              1996                1995
                                         -------------        ------------
                                                  (In thousands)

Non-accrual loans                        $        624        $          901
Loans past due 90 days or more                    207                   266
Restructured loans                                  -                     -
                                           ----------           -----------
      Total non-performing loans                  831                 1,167
Other real estate owned                            31                     -
                                           ----------           -----------
      Total non-performing assets        $        862        $        1,167
                                           ==========          ============

Non-performing loans as a percentage
  of total loans, net of unearned income         0.28%                 0.45%
Non-performing assets as a percentage of
  total assets                                   0.22%                 0.31%
Non-performing assets as a percentage
  of allowance for loan losses                  27.53%                38.86%

At September 30, 1996, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact
future operating results, liquidity or capital resources.   Nor do they
represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

At September 30, 1996 the Corporation had no impaired loans in accordance with Statement of Financial Accounting Standard Statement No. 114 and 118 that have a material effect on the financial position or results of operations of the Corporation.

Deposits
--------

Total deposits increased $12,529,000 or 3.8% when compared to December 31, 1995. Noninterest-bearing deposits decreased $1,759,000 or 4.2% in the first nine months of 1996. The Corporation's growth occurred mostly in money market and time deposits. These deposits increased $5,476,000 or 11.6% and $8,692,000 or 5.1%, respectively. This increase was mainly a result of the Corporation implementing a marketing strategy in 1995, and thereafter, to increase deposit growth. The Corporation continues to see a strong market demand for higher yielding deposits. This demand is in part a result of consumers becoming more yield conscious along with an increase in market competition.

Time deposits include certificates of deposits in denominations of $100,000 or more. Such deposits aggregate $27,075,000 and $27,552,000 at September 30, 1996 and December 31, 1995, respectively.

Borrowings
----------

Total borrowings of the Corporation increased $8,475,000 or 64.2% when compared to total borrowings at December 31, 1995. This increase was mainly a result of an increase in short term borrowings which were used in part to fund loan growth occurring in the same period.


                              RESULTS OF OPERATIONS
                              ---------------------

             COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
                           ENDED SEPTEMBER 30, 1996 AND 1995.

Summary of Earnings
-------------------

The Corporation earned $1,297,000 or $0.39 per share for the three months ended September 30, 1996. This represents an increase of $120,000 or 10.2% over net income reported for the same period in 1995. The increase in net income is attributable to an increase in net interest income offset by an increase in the provision for loan loss and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $391,000 or 10.1% during the three months ended September 30, 1996 when compared to the same period in 1995. This increase is a result of a $508,000 or 7.0% increase in total interest income, offset by an increase of $117,000 or 3.5% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, increased to 4.99% from 4.74% at September 30, 1995. (Reference may be made to the table on page 14 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $847,000 or 15.1% for the third quarter of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average loan balance outstanding during the 1996 period offset by a decrease in the average yield earned on these assets during the same period.

Interest income on investment securities decreased $327,000 or 20.5% for the third quarter of 1996 compared to the same period in 1995. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1996 period, offset by an increase in the average yield earned on these assets during the same period.

Interest income on federal funds sold decreased $12,000 or 36.4% for the third quarter of 1996 compared to the same period in 1995. This decrease is a result of a decrease in the average balance of federal funds sold outstanding during the 1996 period as well as a decrease in the average yield earned on these assets during the same period.

Interest expense on deposits decreased $31,000 or .9% for the third quarter of 1996 compared to the same period in 1995. This decrease is attributable to a slight decrease in the average rate paid on these funds during the 1996 period, offset by an increase in the average balance of deposits outstanding during the same period.

Interest expense on borrowings increased $148,000 or 268.2% for the three months ended September 30, 1996 compared to the same period in 1995. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

-------------------------------

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                        Three months ended September 30,
                                  --------------------------------------------
                                          1996                    1995
                                  --------------------     -------------------
                                   Average     Yield/      Average     Yield/
                                   Balance      Rate       Balance      Rate
                                 ----------    -------    ---------    ------
                                              (Dollars in thousands)
Interest earning assets:
  Federal funds sold              $  1,576      5.33%      $  2,192      6.02%
  Investment securities (1) (3)     78,242      6.93        103,595      6.52
  Loans (2) (3)                    290,280      9.23        248,569      9.36
                                  --------     -----       --------    ------
       Total interest
        earning assets             370,098      8.72        354,356      8.51
                                  --------     -----       --------    ------
Interest-bearing liabilities:
  Deposits                         296,008      4.36        294,306      4.42
  Short term borrowings             12,316      5.97          3,315      6.22
  Other borrowings                   4,000      5.06          1,700      8.40
                                  --------     -----       --------    ------
     Total interest-bearing
        liabilities                312,324      4.43        299,321      4.47
                                  --------     -----       --------    ------
Net earning assets               $  57,774                $  55,035
                                  ========                 ========
Net interest spread                            4.30%                    4.05%
                                               =====                    =====
Net interest margin (4)                         4.99%                   4.74%
                                               ======                   =====

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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the third quarter of 1996 was $180,000 compared to $60,000 charged in the same period in 1995, representing an increase of $120,000 or 200.0%. Although total non-performing loans remained constant during this same period, the increase in the provision was a result of such factors as an increase in the loan portfolio for the same period and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $44,000 or 7.1% for the three months ended September 30, 1996 when compared to the same period in 1995. This increase was a result of a $25,000 or 13.4% increase in trust department income, a decrease of $30,000 in the net realized gain/loss on sale of investment securities, offset by a $21,000 or 5.7% decrease in service fees on deposit accounts.

------------------------------------------

The Corporation's total consolidated noninterest expense increased $280,000 or 9.6% for the three months ended September 30, 1996 compared to the same period in 1995. This increase was primarily a result of a $144,000 or 16.6% increase in other expenses, a $130,000 or 8.4% increase in salaries and employee benefits, an increase of $20,000 or 4.1% in net occupancy and equipment expenses, offset by a decrease of $14,000 or 99.4% in Federal Deposit Insurance Corporation (FDIC) premium expense.

The increase in salaries and employee benefits is primarily attributable to:
(1) an increase of $111,000 in salaries and wages paid to employees during the third quarter of 1996 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $7,000 in bonus expense due to increased profitability of the Corporation for the same period; and (3) an increase of $13,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation.

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

Other expense increased mainly as a result of: (1) an increase of $88,000 in advertising costs; (2) an increase of $30,000 in professional advisory fees; and (3) an increase of $11,000 in employee tuition reimbursement expense.

Federal Income Taxes
--------------------

Federal income tax expense decreased $85,000 or 24.9% for the three months ended September 30, 1996 compared to the same period in 1995. This decrease was the result of an increase in tax exempt interest earned.

           COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995.

Summary of Earnings
-------------------

The Corporation earned $3,603,000 or $1.07 per share for the nine months ended September 30, 1996. This represents an increase of $506,000 or 16.3% over net income reported for the same period in 1995. The increase in net income is attributable to an increase in net interest income and noninterest income offset by an increase in provision for loan losses and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $1,129,000 or 9.9% during the nine months ended September 30, 1996 when compared to the same period in 1995. This increase is a result of a $2,025,000 or 9.8% increase in total interest income, offset by an increase of $896,000 or 9.7% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, increased to 4.90% from 4.75% at September 30, 1995.

Interest income on loans increased $1,937,000 or 11.9% for the first three quarters of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average loan balance outstanding during the 1996 period as well as an increase in the average yield earned on these assets during the same period.

-------------------------------

Interest income on investment securities increased $194,000 or 4.8% for the first three quarters of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average yield earned on these assets, offset by a slight decrease in the average balance outstanding during the same period.

Interest income on federal funds sold decreased $106,000 or 48.8% for the first three quarters of 1996 compared to the same period in 1995. This decrease is attributable to a decrease in the average balance of federal funds sold outstanding during the 1996 period as well as a decrease in the average yield earned on these assets during the same period.

Interest expense on deposits increased $512,000 or 5.7% for the first three quarters of 1996 compared to the same period in 1995. This increase is attributable to an increase in the average balance of deposits outstanding during the 1996 period as well as an increase in the average rate paid on these funds during the same period.

Interest expense on borrowings increased $384,000 or 183.7% for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                        Nine months ended September 30,
                                  --------------------------------------------
                                          1996                    1995
                                  --------------------     -------------------
                                   Average     Yield/      Average     Yield/
                                   Balance      Rate       Balance      Rate
                                 ----------    -------    ---------    ------
                                              (Dollars in thousands)
Interest earning assets:
  Federal funds sold              $  2,748      5.38%     $  4,829      5.99%
  Investment securities (1)(3)      89,429      6.74        90,495      6.32
  Loans (2) (3)                    272,289      9.25       242,894      9.20
                                   -------      ----       -------      ----
      Total interest
        earning assets             364,466      8.61       338,218      8.38
                                   -------      ----       -------      ----

Interest-bearing liabilities:
  Deposits                         292,994      4.34       282,026      4.25
  Short term borrowings              9,426      6.11         2,122      6.53
  Other borrowings                   3,527      6.15         1,700      8.23
                                   -------      ----       -------      ----
      Total interest-bearing
        liabilities                305,947      4.41       285,848      4.29
                                   -------      ----       -------      ----

Net earning assets               $  58,519                $ 52,370
                                  ========                 =======

Net interest spread                             4.20%                   4.09%
                                                ====                    ====
Net interest margin (4)                         4.90%                   4.75%
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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations for the nine months ended September 30, 1996 was $415,000 compared to $180,000 charged in the same period in 1995, representing an increase of $235,000 or 130.6%. Although total non-performing loans remained constant during this same period, the increase in the provision was a result of such factors as an increase in the loan portfolio for the same period and management's ongiong analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $90,000 or 4.8% for the nine months ended September 30, 1996 when compared to the same period in 1995. This increase was a result of a $100,000 or 20.5% increase in trust department income, a $23,000 or 8.0% increase in other income, a decrease of $15,000 in net securities gains realized, offset by a $48,000 or 4.3% decrease in service fees on deposit accounts.

The Corporation's total consolidated noninterest expense increased $487,000 or 5.4% for the nine months ended September 30, 1996 compared to the same period in 1995. This was primarily a result of a $398,000 or 8.7% increase in salaries and employee benefits, a $326,000 or 12.6% increase in other expenses, an increase of $77,000 or 5.3% in net office occupancy and equipment expense, offset by a decrease of $314,000 or 99.7% in Federal Deposit Insurance Corporation (FDIC) premium expense.

The increase in salaries and employee benefits is primarily attributable to:
(1) an increase of $276,000 in salaries and wages paid to employees during the first nine months of 1996 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $25,000 in bonus expense due to increased profitability of the Corporation for the same period; and (3) an increase of $143,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation. These increases were all offset by a $43,000 decrease in the pension plan expense.

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

Federal Deposit Insurance Corporation premium expense decreased $314,000 during the first three quarters of 1996 as a result of a reduction in the FDIC assessment for the same period ended.

Other expense increased mainly as a result of: (1) an increase of $105,000 in advertising costs; (2) an increase of $53,000 in professional advisory fees;
(3) an increase of $48,000 in legal related fees; (4) a $38,000 increase in employee tuition reimbursement expense; and (5) an increase of $26,000 in ATM related costs.

Federal Income Taxes
--------------------

Federal income tax expense decreased $9,000 or .9% for the nine months ended September 30, 1996 compared to the same period in 1995 as a result of an increase in tax-exempt interest earned.

Liquidity and Interest Rate Sensitivity
---------------------------------------

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


Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $28,750,000 at September 30, 1996.

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

---------------------------------------------------

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of September 30, 1996:

                             3         3-12       1-5       Over
                           Months     Months     Years    5  Years   Total
                           ------     ------     -----    --------   -----
                                             (In thousands)

Investment securities:
  Taxable                 $ 9,369    $ 18,671   $ 34,519   $   906  $ 63,465
  Non-taxable                 250         460      4,976     6,564    12,250
Loans                      74,616      46,152    107,836    71,281   299,885
                           -------     -------   --------   -------  --------
  Total earning assets     84,235      65,283    147,331    78,751   375,600
                           -------     -------   --------   -------  --------

Interest-bearing demand
  deposits                      -           -     27,043     6,620    33,663
Savings deposits                -           -     28,328     6,934    35,262
Money Market deposits           -      26,423     26,423         -    52,846
Time deposits              36,778      71,853     64,303     6,199   179,133
Short term borrowings      17,675           -          -         -    17,675
Other borrowings                -           -      4,000         -     4,000
                           -------     -------   --------   -------  --------
  Total interest-bearing
    liabilities            54,453      98,276    150,097    19,753   322,579
                           -------     -------   --------   -------  --------

Interest rate
  sensitivity gap         $29,782    $(32,993)   $(2,766)  $58,998  $ 53,021
                           =======    ========    =======   =======   =======

Cumulative interest rate
  sensitivity gap         $29,782    $ (3,211)   $(5,977)  $53,021
                           =======    ========    =======   =======
Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets             7.93%      (0.85)%    (1.59)%  14.12%
                           =======    ========    =======   =======


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

---------------------------------------------------

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

Capital Resources
-----------------

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

                                 September 30, 1996       December 31, 1995
                                 ------------------       -----------------
                                 Amount   Percentage      Amount   Percentage
                                 ------    ----------     ------   ----------
                                            (Dollars in thousands)

Tier I:
  Actual                        $ 32,414     10.79%      $ 30,668     11.43%
  Required                        12,016      4.00         10,732      4.00
                                 --------    ------       --------    ------
  Excess                        $ 20,398      6.79%      $ 19,936      7.43%
                                 --------    ------       --------    ------
Total risk-based capital:
  Actual                        $ 35,545     11.83%      $ 33,671     12.55%
  Required                        24,033      8.00         21,464      8.00
                                 --------    ------       --------    ------
 Excess                         $ 11,512      3.83%      $ 12,207      4.55%
                                 --------    ------       --------    ------

In addition to risk-based capital requirements, a leverage ratio test must also be met. The leverage ratio is defined as the ratio of Tier I capital to assets (not risk adjusted). The required ratio for each financial institution will be determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total assets of three percent has been established for top rated financial institutions, with less highly rated or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level. The Corporation's leverage ratio was 8.29% and 8.13% at September 30, 1996 and December 31, 1995, respectively.

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


                                    Century Financial Corporation



Date:  November 4, 1996             By: /s/   Joseph N. Tosh, II
                                        -------------------------
                                       Joseph N. Tosh, II
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November  4, 1996            By: /s/   Donald A. Benziger
                                        -------------------------
                                       Donald A. Benziger
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)