Form 10-K
period 1996-12-31
CENTURY FINANCIAL CORP
filed 1997-03-21
CIK 820414

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996
                                      OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File Number 0-17416

                            CENTURY FINANCIAL CORPORATION
                   -----------------------------------------------
               (Exact name of registrant as specified in its charter)

Pennsylvania                                            25-1553790
-------------                                         --------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

                              One Century Place
                          Rochester, Pennsylvania  15074
                       ------------------------------------
                  (Address of principal executive offices)(Zip code)
                                (412) 774-1872
                              -----------------
                 (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       None
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, par value $0.835 per share
                      ---------------------------------------------
                                 (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of Common Stock held by nonaffiliates (based upon the closing sale price on the NASDAQ National Market System on March 20,
1997), was approximately $58,146,000.
Number of shares of Registrant's common stock outstanding at March 20, 1997:
3,370,806.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into parts I and II, and portions of the Proxy Statement for the annual shareholders meeting to be held April 28, 1997 are incorporated by reference into part III.

                        CENTURY FINANCIAL CORPORATION
                                  FORM 10-K
                              TABLE OF CONTENTS
                                                              PAGE
                                                             NUMBER
                                                            --------
PART I

  ITEM 1.  Business                                            1-12

  ITEM 2.  Properties                                           13

  ITEM 3.  Legal Proceedings                                    13

  ITEM 4. Submission of Matters to a Vote of
            Security Holders                                    13

PART II

  ITEM 5. Market for the Registrant's Common Stock and
          Related Stockholder Matters                           13

  ITEM 6.  Selected Financial Data                              13

  ITEM 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      13

  ITEM 8.  Financial Statements and Supplementary Data          13

  ITEM 9.  Disagreements on Accounting and
             Financial Disclosure                               13

PART III

  ITEM 10.  Directors and Executive Officers of the
              Registrant                                        14

  ITEM 11.  Executive Compensation                              14

  ITEM 12.  Security Ownership of Certain Beneficial
              Owners and Management                             14

  ITEM 13.  Certain Relationships and Related Transactions      14

PART IV

  ITEM 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               15

Exhibit Index                                                   15

Signatures                                                     16-17

                             PART I

ITEM 1. BUSINESS
----------------

General
-------

Century Financial Corporation (Corporation) is a Pennsylvania corporation and is registered under the Holding Company Act. The Corporation was organized to be the holding company of Century National Bank and Trust Company (Century). The Corporation and its subsidiary derive substantially all their income from banking and bank-related services which includes interest earnings on commercial, commercial mortgage, residential real estate, and consumer loan financing as well as interest earnings on investment securities and deposit services to its customers. Century provides banking services to Southwestern Pennsylvania. In 1989, the Corporation acquired the Independent Bankers Computer Services (IBCS), a data processing center. Effective April 1, 1995, Independent Bankers Computer Services was dissolved and its operations integrated with Century National Bank and Trust Company. IBCS was not a significant segment of the Corporation's business. The Corporation is supervised by the Federal Reserve Board while Century is subject to regulation and supervision by the Office of the Comptroller of the Currency.

Century National Bank and Trust Company was formed in 1973 as a result of the consolidation of the Union National Bank of New Brighton, New Brighton, Pennsylvania, and the Freedom National Bank, Freedom, Pennsylvania. In 1985, The National Bank of Beaver County, Monaca, Pennsylvania, and The First National Bank of Midland, Midland, Pennsylvania, were merged into Century. Each of these business combinations were accounted for as a pooling of interests.

Century engages in full service commercial and consumer banking and trust services. Century provides services to its customers through its network of thirteen full service community branches which includes drive-in facilities. Century's services include accepting time, demand and savings deposits including NOW accounts, regular savings accounts, Money Market accounts, fixed rate certificates of deposit, and club accounts. Its services also include commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Century's business loans include seasonal credit collateral loans, and term loans. During the five year period beginning in 1992 and ending in 1996, the Corporation's combined total assets have grown from approximately $306 million in 1992 to approximately $413 in 1996. Net income for each of the years in this period has increased also.

Trust services provided by Century include services as executor and trustee under will and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing and employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and escrow agent.

As of December 31, 1996, Century had a total of 164 full-time employees and 45 who were part-time.

Supervision and Regulation
--------------------------

The Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the Act),and the Securities and Exchange Commission.

Century is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. It is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

--------------------------------------

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA has significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covers a wide area of Banking regulatory issues.
The FDIC Improvement Act deals with the capitalization of the Bank Insurance Fund (BIF), with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. The FDIC refunded $193,000 to the Corporation in September, 1995 as a result of the FDIC lowering the insurance premium for bank institutions meeting certain capital requirements. In addition, the FDIC eliminated the premium for 1996, and for 1997, the Corporation expects the premium assessment to be approximately 1.29 cents per $100 of insured deposits.

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation cannot be predicted.

Management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

Competition
-----------

All phases of Century's business are considered to be highly competitive. Century competes with other commercial banks and financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, credit companies and insurance companies. Century also competes with non-financial institutions such as retail stores that maintain their own credit programs and government agencies that make available low cost guaranteed loans to certain borrowers. Century competes in its market areas with a number of much larger financial institutions with greater resources and larger lending limits. Century's market area includes all of Beaver County, Pennsylvania, in addition to various communities in neighboring Butler County (Cranberry Township area). Century competes with local financial institutions with branches in the immediate area. Century considers its major competition to be Mellon Bank, N.A. and National City Bank of Pennsylvania, both headquartered in Pittsburgh, Pennsylvania along with First Western Bank, N.A., headquartered in New Castle, Pennsylvania.

Century is generally competitive with all financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates and fees charged on loans.

Century has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Century has not experienced any significant seasonal fluctuations in the amount of its deposits. None of Century's deposits are from outside of the United States.

Market Area
-----------

Century has twelve community branches in Beaver County, Pennsylvania and one branch in Butler County, bordering Beaver County. The Corporation is headquartered in Rochester, Pennsylvania. Beaver County is approximately 25 miles northwest of Pittsburgh.

-----------------------

The Beaver County area was once largely dependent on heavy industry manufacturing, primarily steel. Due to the nationwide recession in the early 1980's and competition from imported steel, the county experienced reduced employment which caused a severe recession. Beaver County has now moved to a more diversified economic base consisting of light industrial, high technology, educational and health related industries.

Beaver County's largest employer is US Airways which operates its hub from the Pittsburgh International Airport. Other major employers include The Medical Center, Beaver County government, state government and Duquesne Light Company.

Statistical Disclosures by Bank Holding Companies
-------------------------------------------------

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages XXI through XXII of the 1996 Annual report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The following table sets forth the carrying value of investments as of the dates indicated.

                                                                December 31,
                                                      -----------------------------------
                                                        1996          1995         1994
                                                      -------        ------       ------
Available For Sale
U.S. Treasury securities                             $  7,231     $   9,217     $   7,231
U.S. Government agency securities                      18,224        25,271        21,773
Obligations of states and political subdivisions       14,829        20,847             -
Mortgage-backed securities and collateralized
  mortgage obligations                                 21,029        28,224        10,733
Other securities                                        8,540        12,925             -
Equity securities                                       1,299         1,207             -
                                                      --------     ---------     ---------

    Total                                            $ 71,152     $  97,691     $  39,737
                                                      ========     =========     =========

                                                                December 31,
                                                      -----------------------------------
                                                        1996          1995         1994
                                                      -------        ------       ------
Held to Maturity
U.S. Government agency securities                    $      -     $       -     $   2,043
Obligations of states and political subdivisions            -             -        18,830
Mortgage-backed securities                                  -             -         2,583
Other securities                                            -             -        13,578
Equity securities                                           -             -         1,121
                                                      --------     ---------     ---------
    Total                                            $      -     $       -     $  38,155
                                                      ========     =========     =========


------------------------------------

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 1996, and the weighted average yields of such investments. The yields reflected are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                                1 Year       5 Years
                                  Within 1     Through      Through        Over
        Amount                      Year       5 Years      10 Years     10 Years      Total
-------------------------         ---------    --------     ---------    ---------   ---------
                                                        (Amounts in thousands)

U.S. Treasury securities         $   4,271    $   3,006    $       -    $      -    $   7,277
U.S. Government agency
  securities                         4,535       13,783            -           -       18,318
Obligations of states and
  political subdivisions             1,139        3,621        4,205       6,334       15,299
Mortgage-backed securities
  and collateralized
  mortgage obligations               1,495        7,611        1,759      10,202       21,067
Other securities                     4,201        4,412            -           -        8,613
Equity securities                        -            -            -       1,299        1,299
                                  ---------    ---------    ---------   ---------    ---------

    Total                        $  15,641    $  32,433    $   5,964   $  17,835    $  71,873
                                  =========    =========    =========   =========    =========
Weighted Average
    Yield
------------------
U.S. Treasury securities             6.50%        5.96%           -           -
U.S. Government agency
  securities                         6.85%        6.38%           -           -
Obligations of states and
  political subdivisions             6.68%        6.55%        6.56%       6.06%
Mortgage-backed securities
  and collateralized
 mortgage obligations                5.82%        6.72%        5.47%       7.39%
Other securities                     6.33%        7.31%           -           -
Equity securities                       -            -            -        6.33%
                                  ---------    ---------    ---------   ---------
  Total                              6.50%        6.57%        6.24%       6.84%
                                  =========    =========    =========   =========

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion discounted.

C.  Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Corporation's shareholders' equity at December 31, 1996.


III. Loan Portfolio
-------------------

A. Types of Loans

The following table presents the Corporation's loan classifications at the end of each of the last five years.


                                                      December 31,
                             -------------------------------------------------------------
                               1996        1995          1994        1993          1992
                             ---------    ---------    ---------    ---------    ---------
                                                    (In thousands)

Commercial, financial
  and agricultural          $  78,666    $  62,945    $  44,514    $  40,523    $  25,857
Real estate -
  construction                 11,042       12,918        7,957        6,556        6,018
Real estate - mortgage        124,957       99,484      103,089       96,247      111,317
Installment loans to
  individuals                  83,637       75,295       77,109       51,157       44,458
Term federal funds                  -            -            -            -        2,000
Tax exempt loans               20,385       15,509       10,456       13,963       13,832
                             ---------    ---------    ---------    ---------    ---------
                              318,687      266,151      243,125      208,446      203,482
Less unearned income           10,677        8,539        7,859        5,389        5,580
                             ---------    ---------    ---------    ---------    ---------

  Total                     $ 308,010    $ 257,612    $ 235,266    $ 203,057    $ 197,902
                             =========    =========    =========    =========    =========

Century maintains a written lending policy requiring certain underwriting standards be met prior to funding any loan, including requirements for credit analysis, collateral value coverage, documentation and terms. The principal factor used to determine potential borrower's creditworthiness is business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral or guarantees, are frequently obtained. The Bank generally lends within the market areas served by the Bank's branches.

Commercial loans are granted generally to small and middle market customers for operating, expansion or asset acquisition purposes. Operating cash flows of the business enterprise are identified as the principal source of repayment, with business assets held as collateral. Collateral margins and loan terms are based upon the purpose and structure of the transaction as set forth in the loan policy.

Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 80% of the appraised value of the property pledged to secure the transaction. Repayment of such loans are expected from the operations of the subject real estate and are carefully analyzed prior to approval.

Real estate construction loans are granted for the purpose of construction improvements to real property, both commercial and residential. Real estate loans secured by 1-4 family residential housing properties are granted subject to statutory limits regarding the maximum percentage of appraised value of the mortgaged property. Residential loan terms are normally established in compliance with regulatory requirements. Residential mortgage portfolio interest rates are established based upon factors such as interest rates in general, the supply of money available to the bank and the demand for such loans.

-------------------------------

Loans to individuals represent financing extended to customers for personal or household purposes, including automobile financing, education, home improvement and personal expenditures. These loans are granted in the form of installment, indirect automobile loans, credit cards or revolving transactions. Consumer credit-worthiness is evaluated on the basis of ability to repay, stability of income sources and past credit history.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturity of commercial and real estate-construction loans outstanding as of December 31, 1996 and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                               December 31, 1996
                                                ----------------------------------------------
                                                                    Maturing
                                                ----------------------------------------------
                                                             1 Year
                                                 Within      Through       After
                                                 1 Year      5 Years      5 Years        Total
                                                ---------    ---------    ---------    ---------
                                                                 (In thousands)

Commercial, financial  and agricultural        $  26,185    $  30,513    $  21,968    $  78,666
Real estate-construction                           8,713          731        1,598       11,042
                                                ---------    ---------    ---------    ---------
    Total                                      $  34,898    $  31,244    $  23,566    $  89,708
                                                =========    =========    =========    =========

Sensitivity of loans to interest rates
  Predetermined interest rates                              $  26,332    $  20,420    $  46,752
  Floating interest rates                                       4,912        3,146        8,058
                                                             ---------    ---------    ---------
    Total                                                   $  31,244    $  23,566    $  54,810
                                                             =========    =========    =========
C. Risk Elements

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



III. Loan Portfolio (Continued)
-------------------------------

C. Risk Elements (Continued)

The following table sets forth information regarding non-performing assets:


                                                      December 31,
                             -------------------------------------------------------------
                               1996        1995          1994        1993          1992
                             ---------    ---------    ---------    ---------    ---------
                                                    (In thousands)

Non-accrual loans           $     872    $     901    $   1,317    $     425    $     969
Loans past due 90
  days or more                    223          266          539          167          313
Restructured loans                  -            -            -            -            -
                             ---------    ---------    ---------    ---------    ---------
  Total non-performing
     loans                      1,095        1,167        1,856          592        1,282
                             ---------    ---------    ---------    ---------    ---------
Other real estate owned             -            -           18          402          195
                             ---------    ---------    ---------    ---------    ---------

  Total non-performing
     assets                 $   1,095    $   1,167    $   1,874    $    994     $   1,477
                             =========    =========    =========    =========    =========

Non-performing loans
  to total loans                 0.36%        0.38%        0.60%        0.19%        0.42%
Non-performing assets
  to total assets                0.27%        0.28%        0.45%        0.24%        0.36%
Non-performing assets to
  allowance for loan loss       35.05%       37.36%       59.99%       31.82%       47.28%

The gross amount of interest which would have been recorded for 1996 for nonaccrual loans outstanding as of December 31, 1996, as though the loans had been current in accordance with their original terms was approximately $58. There was no interest income actual recorded on these loans in 1996.

While it is impossible to predict what 1997 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

At December 31, 1996, the Corporation had no impaired loans in accordance with Statement of Financial Accounting Standard Statement Nos. 114 and 118 that have a material effect on the financial position or results of operations of the Corporation.

At December 31, 1996, the Corporation did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

IV. Summary of Loan Loss Experience
------------------------------------

A. Analysis of Loan Loss Experience

The following table summarizes the Corporations loan loss experience for each of the five years presented.

                                                      December 31,
                             -------------------------------------------------------------
                               1996        1995          1994        1993          1992
                             ---------    ---------    ---------    ---------    ---------
                                                 (Dollars in thousands)

Balance at January 1,       $   3,003    $   3,206    $   3,070    $   2,472    $   1,824
Charge-offs:
  Commercial loans                 68            -            1           26           21
  Real estate mortgages             -           49            -            3           23
  Installment loans               399          426          175          129          148
                             ---------    ---------    ---------    ---------    ---------
    Total charge-offs             467          475          176          158          192
                             ---------    ---------    ---------    ----------   ---------
Recoveries:
  Commercial loans                 20            4           10           98           43
  Real estate mortgages             2            7            -            -            -
  Installment loans                51           21           32           33           50
                             ---------    ---------    ---------    ---------    ---------
    Total recoveries               73           32           42          131           93
                             ---------    ---------    ---------    ---------     ---------

Net charge-offs                   394          443          134           27           99
                             ---------    ---------    ---------    ---------    ---------
Provision charged to
  operations                      625          240          270          625          747
                             ---------    ---------    ---------    ---------    ---------

Balance at December 31,      $   3,234    $   3,003    $   3,206    $   3,070   $    2,472
                             =========    =========    =========    ==========   ==========

Net charge-offs as a
  percent of average
  loans, net of unearned         0.14%        0.18%        0.06%        0.01%         0.05%
                             =========    =========    =========    ==========   ==========

The Corporation believes that the allowance for loan losses at December 31, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1996.

B.  Allocation of the Allowance for Possible Loan Losses

The allocation of the allowance for possible loan losses is based upon Management's periodic and systematic review and evaluation of individual loans, overall risk characteristics of potential credit concentrations, past experience with losses, the impact of economic conditions on borrowers, and risk elements associated with particular loan categories. The allowance for loan loss is available to absorb credit losses arising from individual or portfolio segments. When losses on specific loans are identified, Management charges off the portion deemed uncollectible.

------------------------------------------------

B.  Allocation of the Allowance for Possible Loan Losses

Century monitors its loan portfolio on a monthly basis and assesses a detailed analysis of delinquencies, non-performing assets and potential problem loans. The adequacy of the allowance for loan losses is determined by management considering such factors as the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other relevant factors. Specific reserves are established for each classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. All credit relationships in excess of $250,000 are reviewed by management and the executive committee of Century's Board of Directors on an annual basis. In addition, loan relationships in excess of $250,000, rated substandard or lower are reviewed on a quarterly basis and evaluated for the adequacy of payment histories, any changes in collateral and exposure, if any, is specifically reserved for. All special mention loans are pooled and a reserve is determined. All other homogeneous loan pools such as consumer installment loans, cash reserve, 1-4 family mortgage loans and unfunded commitments are pooled and the adequacy of the reserve is determined.

The following table shows the allocation of the allowance for possible loan losses for each of the last five years:

                                              December 31,
                           ---------------------------------------------------
                            1996       1995       1994       1993       1992
                           -------   --------   --------   --------   --------
                                             (In thousands)
Commercial, financial
  and agricultural        $ 1,010   $    720   $    859   $    813   $    764
Real estate -
  construction                  -          -          -          -          -
Real estate - mortgage        641        521        582        507        616
Installment loans to
  individuals                 815        733        751        502        487
Unallocated                   768      1,029      1,014      1,248        605
                           -------   --------   --------   --------   --------

    Total                 $ 3,234   $  3,003   $  3,206   $  3,070   $  2,472
                           =======   ========   ========   ========   ========

The following table shows the percentage of loans in each category to total loans for each of the last five years:

                                              December 31,
                           ---------------------------------------------------
                            1996       1995       1994       1993       1992
                           -------   --------   --------   --------   --------

Commercial, financial
  and agricultural          31.1%      29.5%      22.6%      26.1%      20.5%
Real estate -
  construction               3.5%       4.9%       3.3%       3.1%       3.0%
Real estate - mortgage      39.2%      37.4%      42.4%      46.2%      54.7%
Installment loans to
  individuals               26.2%      28.2%      31.7%      24.6%      21.8%
                          --------   --------   --------   --------   --------

    Total                  100.0%     100.0%     100.0%     100.0%     100.0%
                          ========   ========   ========   ========   ========

V. Deposits
------------

A.  Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.


                                               Year Ended December 31,
                                        ------------------------------------
                                          1996          1995         1994
                                        --------     ---------     ---------
                                               (Amounts in thousands)

             Amount
----------------------------------
Noninterest-bearing demand deposits   $   41,157    $   40,079    $   37,244
Interest-bearing demand deposits          34,567        31,518        31,747
Savings deposits                          34,972        37,483        41,883
Money market                              49,304        49,178        47,964
Time deposits                            178,167       165,474       129,824
                                       ----------    ----------    ----------
    Total                             $  338,167    $  323,732    $  288,662
                                       ==========    ==========    ==========
               Rate
----------------------------------
Noninterest-bearing demand deposits             -             -            -
Interest-bearing demand deposits            0.97%         0.96%        0.97%
Savings deposits                            2.02%         2.05%        2.09%
Money market                                2.28%         2.29%        2.30%
Time deposits                               6.11%         6.06%        5.31%


B. Maturities of Time Deposits of $100,000 or More

The following table sets forth the remaining maturity of time certificates of deposits of $100,000 or more at December 31, 1996.

                                        December 31,
                                            1996
                                        ------------
                                       (In thousands)

3 months or less                       $      2,484
Over 3 through 6 months                      14,415
Over 6 through 12 months                      4,795
Over 12 months                                7,798
                                        ------------
    Total                              $     29,492
                                        ============


VI. Return on Equity and Assets
-------------------------------

The required information is incorporated by reference to page XVIII of the 1996 Annual Report.


VII.  Short-Term Borrowings
----------------------------

The required information is incorporated by reference to page IX of the 1996 Annual Report.

ITEM 2. Properties
-------------------

The Corporation's executive offices are located at One Century Place, Rochester, Pennsylvania, in a building owned by Century and which also contains Century's main office. In addition, Century owns eight other properties in Beaver County, Pennsylvania, and two properties in Butler County, Pennsylvania at the following locations: 2522 Darlington Road, Beaver Falls; Third Avenue Freedom; Seventh Street and Midland Avenue, Midland; 1001 Pennsylvania Avenue, Monaca; Third Avenue, New Brighton; 800 Brodhead Road, Aliquippa; 700 Merchant Street, Ambridge; 716 Fourteenth Street, Beaver Falls; Rt 19 and Cranberry Square, Mars; and Freedom and Haines School Road, Mars. Century leases three additional properties located at: 613 Beaver Valley Mall, Monaca; Northern Lights Shoppers City, Baden; and Third Avenue and Buffalo Street, Beaver.

All facilities and equipment are periodically appraised for insurance purposes and Management asserts that all properties are adequately insured.


ITEM 3. Legal Proceedings
--------------------------

The required information is incorporated by reference to page XII of the 1996 Annual Report.


ITEM 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


PART II
--------


ITEM 5. Market for Registrant's Common Equity and Related Matters
------------------------------------------------------------------

The required information is incorporated by reference to page XXVII of the 1996 Annual Report.


ITEM 6. Selected Financial Data
--------------------------------

The required information is incorporated by reference to page XVIII of the 1996 Annual Report.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The required information is incorporated by reference to page XIX through XXVI of the 1996 Annual Report.


ITEM 8. Financial Statements and Supplementary Data
----------------------------------------------------

The required information is incorporated by reference to page I through XVIII of the 1996 Annual Report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None

PART III
--------

ITEM 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------

The required information with respect to the directors is incorporated by reference to page 4 through 6 of the 1997 Annual Proxy Statement to Shareholders (the 1997 Proxy Statement).

The required information with respect to Executive Officers of the Registrant is as follows:

                                 Principal Occupation, Business Experience
 Executive Officers       Age    during the past 5 Years
----------------------   -----  -----------------------------------------
Joseph N. Tosh, II         55    President/Chief Executive Officer of
                                 Century Financial Corporation
                                 since 1988, President and Chief
                                 Executive Officer of Century National
                                 Bank and Trust Company since 1985.

Donald A. Benziger         43    Senior Vice President, Chief Financial
                                 Officer and Corporate Secretary of Century
                                 Financial Corporation and Century National
                                 Bank and Trust Company since 1995, Vice
                                 President, Chief Financial Officer since
                                 1990.


ITEM 11. Executive Compensation
--------------------------------

The required information is incorporated by reference to page 7 through 9 of the 1997 Proxy Statement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The required information is incorporated by reference to page 2 through 3 of the 1997 Proxy Statement.


ITEM 13.  Certain Relationship and Related Transactions
--------------------------------------------------------

The required information is incorporated by reference to page 12 of the 1997 Proxy Statement.

PART IV
--------


ITEM 14.  Exhibits, Financial Statements and Reports on Form 8-K
-----------------------------------------------------------------

(a) The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Century Financial Corporation together with the Independent Auditor's Report dated February 7, 1997 are included in the 1996 Annual Report of the registrant which is referenced in Part II, Item 8 - Financial Statements and Supplementary Data and are incorporated herein:

                                                         Page Reference
                                                        ----------------
Report of Independent Certified Public Accountants.           XVII
Consolidated Balance Sheet, December 31, 1996 and 1995.        I
Consolidated Statements of Income for the years
  ended December 31, 1996, 1995 and 1994.                      II
Consolidated Statement of Changes in Stockholders'
  Equity for the years ended December 31, 1996,
  1995 and 1994.                                              III
Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994.                      IV
Notes to Consolidated Financial Statements                   V-XVI

(2) Financial Statement Schedules:

Not applicable.

(3)  Exhibits:

(a) Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

                                 EXHIBIT TABLE
---------------------------------------------------------------------------

        (3.1) Articles of Incorporation of the registrant are incorporated herein by reference to the registrant's Form S-4 Registration Statement, File No. 0-17413.
        (3.2) By-Laws of the registrant are incorporated herein by reference to the registrants Form S-4 Registration Statement, File No. 0-17413.
          (4) Instruments defining the rights of security holders, including indentures are incorporated herein by reference to the registrant's Form S-4 Registration Statement, File No. 0-17413.
         (13) Annual Report to Security Holders for the year ended December 31, 1996, filed herewith as exhibit 13.
         (21) Subsidiary of the registrant; Century National Bank and Trust Company, Incorporated in Pennsylvania, incorporated herewith by reference.
         (27) Financial Data Schedule for the year ended December 31, 1996, filed herewith as Exhibit 27.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Century Financial Corporation



Date:  March 20, 1997            By:  /s/   Joseph N. Tosh, II
                                     --------------------------
                                     Joseph N. Tosh, II
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:  March 20, 1997            By:  /s/   Donald A. Benziger
                                     --------------------------
                                     Donald A. Benziger
                                     Senior Vice President, Chief Financial
                                     Officer and Corporate Secretary
                                     (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                         Title             Date
-----------------------------    --------------------  ---------------

 /s/ Joseph N. Tosh, II          President             March 20, 1997
-----------------------------
Joseph N. Tosh, II


 /s/ Del E. Goedeker             Chairman              March 20, 1997
-----------------------------
Del E. Goedeker


 /s/ Elvin W. Batchelor          Director              March 20, 1997
-----------------------------
Elvin W. Batchelor


 /s/ A. Dean Heasley             Director              March 20, 1997
-----------------------------
A. Dean Heasley

                                     SIGNATURES
                                     (Continued)


             Name                         Title             Date
-----------------------------    --------------------  ---------------

 /s/ Harry J. Johnston            Director             March 20, 1997
-----------------------------
Harry J. Johnston


 /s/ Z. John Kruzic               Director             March 20, 1997
-----------------------------
Z. John Kruzic


 /s/ Wayne S. Luce                Director             March 20, 1997
-----------------------------
Wayne S. Luce


 /s/ Gino F. Martinetti           Director             March 20, 1997
-----------------------------
Gino F. Martinetti


 /s/ Thomas K. Reed               Vice Chairman        March 20, 1997
-----------------------------
Thomas K. Reed


 /s/ Harold V. Shank, Jr.         Director             March 20, 1997
-----------------------------
Harold V. Shank, Jr.


 /s/ Charles I. Homan             Director             March 20, 1997
-----------------------------
Charles I. Homan


 /s/ Sister M. T. Markelewicz     Director             March 20, 1997
-----------------------------
Sister M.T. Markelewicz


 /s/ Robert F. Garvin, Jr.        Director             March 20, 1997
-----------------------------
Robert F. Garvin, Jr.