Form 10-Q
period 1997-03-31
CENTURY FINANCIAL CORP
filed 1997-05-09
CIK 820414

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

             OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                        Commission File Number 0-17416

                         CENTURY FINANCIAL CORPORATION
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                        25-1553790
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

                               One Century Place
                         Rochester, Pennsylvania  15074
               -------------------------------------------------
               (Address of principal executive offices)(Zip code)

                               (412) 774-1872
               -------------------------------------------------
              (Registrant's telephone number, including area code)


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

                        Common Stock , $0.835 par value;
                   3,373,825 shares outstanding at May 2, 1997

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

                        CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                      March 31,   December 31,
                                                        1997         1996
                                                     -----------  -----------
                                                           (In thousands)
ASSETS
Cash and due from banks                              $    13,306  $    13,004
Federal funds sold                                         2,150        8,790
Investment securities available for sale                  72,522       71,873
Loans  (net of unearned income of $11,379 and
   $10,677)                                              321,234      308,010
Less allowance for loan losses                             3,330        3,234
                                                     -----------  -----------
   Net Loans                                             317,904      304,776

Premises and equipment                                    10,031       10,020
Accrued interest and other assets                          5,121        4,395
                                                     -----------  -----------

     TOTAL ASSETS                                    $   421,034  $   412,858
                                                     ===========  ===========
LIABILITIES
Deposits:
   Noninterest - bearing demand                      $    42,130  $    41,959
   Interest - bearing demand                              34,410       33,754
   Savings                                                33,485       33,625
   Money market                                           57,506       60,457
   Time                                                  203,201      193,599
                                                     -----------  -----------
     Total deposits                                      370,732      363,394

Short term borrowings                                     11,000        7,000
Other borrowings                                               -        4,000
Accrued interest and other liabilities                     4,587        4,428
                                                     -----------  -----------
     TOTAL LIABILITIES                                   386,319      378,822
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Common stock, par value $.835; authorized 8,000,000 shares;
    issued 3,391,349 and 3,383,943 shares, respectively    2,832        2,826
Additional paid in capital                                 2,913        2,834
Retained earnings                                         29,035       28,239
Treasury stock, at cost (20,543 and 20,490 shares)          (341)        (339)
Net unrealized gain on securities                            276          476
                                                     -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY                           34,715       34,036
                                                     -----------  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  421,034  $   412,858
                                                     ===========  ===========


See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                         1997         1996
                                                      ----------   ----------
INTEREST INCOME                                            (In thousands)
   Interest and fees on loans:
     Taxable                                          $    6,297   $    5,396
     Tax exempt                                              534          418
   Federal funds sold                                        139           57
   Investment securities:
     Taxable                                                 971        1,345
     Tax exempt                                              160          181
                                                      ----------   ----------
               Total interest income                       8,101        7,397
                                                      ----------   ----------

INTEREST EXPENSE
   Deposits                                                3,726        3,195
   Short term borrowings                                     120          127
   Other borrowings                                           27           61
                                                      ----------   ----------
               Total interest expense                      3,873        3,383
                                                      ----------   ----------

NET INTEREST INCOME                                        4,228        4,014

Provision for loan losses                                    195          105
                                                      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                             4,033        3,909
                                                      ----------   ----------

NONINTEREST INCOME
   Service fees on deposit accounts                          347          359
   Trust Department income                                   245          192
   Other                                                     160           96
                                                      ----------   ----------
               Total noninterest income                      752          647
                                                      ----------   ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                          1,724        1,602
   Net occupancy and equipment expense                       527          540
   Deposit insurance premium                                  10            1
   Other                                                     852          877
                                                      ----------   ----------
               Total noninterest expense                   3,113        3,020
                                                      ----------   ----------

INCOME BEFORE INCOME TAXES                                 1,672        1,536
Income taxes                                                 370          358
                                                      ----------   ----------

NET INCOME                                            $    1,302   $    1,178
                                                      ==========   ==========

EARNINGS PER SHARE                                    $     0.39   $     0.35
                                                      ==========   ==========

DIVIDENDS DECLARED PER SHARE                          $     0.15   $     0.13

AVERAGE SHARES OUTSTANDING                             3,367,012    3,374,779


See accompanying unaudited notes to the consolidated financial statements.

                              CENTURY FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                                                     Net
                                             Additional                          Unrealized    Total
                                   Common      Paid in    Retained    Treasury   Gain (loss) Stockholders'
                                    Stock      Capital    Earnings      Stock   on Securities  Equity
                                  ---------   ---------   ---------   ---------   ---------   ---------

                                                              (In thousands)

Balance, December 31, 1996        $   2,826   $  2,834    $  28,239   $    (339)  $     476   $  34,036

Net income                                                    1,302                               1,302
Dividends ($.15 per share)                                     (506)                               (506)
Stock options exercised                   6         78                                               84
Purchase of Treasury stock                                                  (51)                    (51)
Sale of Treasury stock                               1                       49                      50
Net unrealized loss on
   securities                                                                          (200)       (200)
                                  ---------   ---------   ---------   ---------   ---------   ---------

Balance, March 31, 1997           $   2,832   $   2,913   $  29,035   $    (341)  $     276   $  34,715
                                  =========   =========   =========   =========   =========   =========

See accompanying unaudited notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                         1997         1996
                                                      ----------   ----------
                                                          (In thousands)
OPERATING ACTIVITIES
   Net income                                         $    1,302   $    1,178
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                               195          105
     Depreciation, amortization, and accretion, net          160          248
     Decrease (increase) in accrued interest receivable     (281)          52
     Increase in accrued interest payable                    347          604
     Other, net                                             (531)        (239)
                                                      ----------   ----------
               Net cash provided by
                 operating activities                      1,192        1,948
                                                      ----------   ----------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               5,267        2,870
     Purchases                                            (6,174)        (402)
   Net increase in loans                                 (13,311)      (2,867)
   Purchases of premises and equipment                      (228)        (108)
                                                      ----------   ----------
               Net cash used for investing activities    (14,446)        (507)
                                                      ----------   ----------

FINANCING ACTIVITIES
   Net increase in deposits                                7,338        6,904
   Decrease in short term borrowings                           -       (4,500)
   Increase in other borrowings                                -          800
   Cash dividends                                           (505)        (439)
   Proceeds from stock options exercised                      84            -
   Treasury stock purchase                                   (51)         (95)
   Proceeds from sale of treasury stock                       50           45
                                                      ----------   ----------
               Net cash provided by
                 financing activities                      6,916        2,715
                                                      ----------   ----------

               Increase (decrease) in cash
                 and cash equivalents                     (6,338)       4,156

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    21,794       10,426
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   15,456   $   14,582
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

   Basis of Presentation
   ---------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

   Accounting for Transfers and Servicing of Financial Assets and
   --------------------------------------------------------------
   Extinguishment of Liabilities
   -----------------------------

   Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 establishes for resolving issues relating to circumstances under which the
transfer   of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. Management believes that the implementation of Statement No. 125 does not have a significant effect on the financial position or results of operations of the Corporation.

   Earnings Per Share
   ------------------

   Earnings per share for the three months ended March 31, 1997 and 1996, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

                         CENTURY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Pending Accounting Standards
   ----------------------------
   On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Corporation beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Corporation will adopt Statement No. 128 on January 1, 1998 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Corporation's financial position or results of operations.

   Reclassification of Comparative Amounts
   ---------------------------------------

   Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        Three Months Ended
                                                              March 31,
                                                         1997         1996
                                                      ----------   ----------
                                                          (In thousands)
   Cash paid during the year for:
     Interest                                         $    3,526   $    2,779
     Income taxes                                             15            -

                        CENTURY FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION
                             -------------------

Summary of Financial Condition
------------------------------

The Corporation's consolidated assets were $421,034,000 at March 31, 1997, an increase of $8,176,000 or 2.0% over assets at December 31, 1996. This increase was attributable to an increase in net loans receivable offset by a reduction in Federal funds sold. The increase in net loans receivable was the result of strong loan demand in the first quarter of 1997, with much of the growth being funded by a combination of Federal funds sold and deposit growth occurring during the same period. Total consolidated liabilities increased $7,497,000 or 2.0% when compared to total consolidated liabilities as of December 31, 1996. The increase in total liabilities was mostly attributable to an increase in total deposits. The Corporation's total consolidated stockholders' equity increased $679,000 or 2.0% when compared to total stockholders' equity at December 31, 1996. This increase was primarily a result of $1,302,000 in net income earned, less cash dividends declared to shareholders of $506,000, offset by a decrease of $200,000 in the net unrealized gain on investment securities available for sale.

Investment Securities Available for Sale
----------------------------------------

Investment securities available for sale at March 31, 1997 remained stable increasing slightly to $72,522,000 from $71,873,000 at December 31, 1996. This increase was the result of $6,174,000 in purchases, offset by maturities of $5,267,000 and a reduction of $302,000 in the unrealized holding gain.

Loan Portfolio
--------------

Net loans increased $13,128,000 or 4.3% in the first quarter of 1997 when compared to December 31, 1996. This increase was mainly the result of strong loan demand in the first quarter with much of the growth occurring in commercial and real estate loans which increased $3,979,000 or 5.0% and $10,520,000 or 8.4%, respectively, offset by a decrease in real estate construction loans.

The following table represents the composition of the Corporation's loan portfolio:

                                                      March 31,   December 31,
                                                         1997         1996
                                                      ----------   ----------
                                                           (In thousands)

     Commercial, financial, and agricultural          $   82,645   $   78,666
     Real estate - construction                            7,804       11,042
     Real estate - mortgage                              135,477      124,957
     Installment loans to individuals                     85,023       83,637
     Tax exempt loans                                     21,664       20,385
                                                      ----------   ----------
                                                         332,613      318,687
     Less unearned income                                 11,379       10,677
                                                      ----------   ----------
                                                         321,234      308,010
     Less allowance for loan losses                        3,330        3,234
                                                      ----------   ----------
               Net loans                              $  317,904   $  304,776
                                                      ==========   ==========

Allowance for Loan Losses
-------------------------

The Corporation's allowance for loan losses was $3,330,000 at March 31, 1997 compared to $3,234,000 at December 31, 1996. This represents a $96,000 or 3.0% increase for the first three months of 1997.

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

Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
                                                      ----------   ----------
                                                       (Dollars in thousands)

     Balance, beginning of period                     $    3,234   $    3,003

     Charge-offs:
        Commercial loans                                       3            -
        Real estate mortgages                                  -            -
        Installment loans to individuals                     134           56
                                                      ----------   ----------
           Total charge-offs                                 137           56
                                                      ----------   ----------
     Recoveries:
        Commercial loans                                       -           12
        Real estate mortgages                                  3            1
        Installment loans to individuals                      35            6
                                                      ----------   ----------
           Total recoveries                                   38           19
                                                      ----------   ----------

     Net charge-offs                                          99           37
                                                      ----------   ----------

     Provision charged to operations                         195          105
                                                      ----------   ----------

     Balance, end of period                           $    3,330   $    3,071
                                                      ==========   ==========

     Net charge-offs as a percent of average loans,
       net of unearned                                     0.03%        0.01%
                                                      ==========   ==========

     Allowance for loan losses to total loans,
       net of unearned income                              1.04%        1.18%
                                                      ==========   ==========

The Corporation believes that the allowance for loan losses at March 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1997.

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

The following table sets forth information regarding non-performing assets:

                                                    March 31,  December 31,
                                                       1997        1996
                                                   ----------   ----------
                                                        (In thousands)

     Non-accrual loans                             $    2,562   $      872
     Loans past due 90 days or more                       155          223
     Restructured loans                                     -            -
                                                   ----------   ----------
        Total non-performing loans                      2,717        1,095
     Other real estate owned                                -            -
                                                   ----------   ----------
         Total non-performing assets               $    2,717   $    1,095
                                                   ==========   ==========

     Non-performing loans as a percentage of
       total loans, net of unearned income              0.85%        0.36%
     Non-performing assets as a percentage of
       total assets                                     0.65%        0.27%
     Non-performing assets as a percentage of
       allowance for                                   81.59%       33.86%

Total non-performing assets at March 31, 1997 totaled $2,717,000, an increase of $1,622,000 compared to December 31, 1996. This increase was primarily attributable to a $1,741,000 increase in non-accrual loans as a result of a commercial real estate loan placed on non-accrual status due the debtor filing for bankruptcy in March, 1997. Collateral for the commercial real estate loan consists of two commercial properties, of which Century has a first mortgage lien position on one of the properties, and as additional collateral, a second mortgage lien position on the second property. In accordance with Statement of Financial Accounting Standard No. 114 and 118, the loan is considered to be impaired and a specific impairment reserve has been established.

At March 31, 1997, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results,
liquidity or capital resources.   Nor do they represent material credits about
which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

Deposits
--------

Total deposits increased $7,338,000 or 2.0% when compared to December 31, 1996. Money market deposits decreased $2,951,000 or 4.9% in the first three months of 1997. The Corporation's growth occurred mostly in demand and time deposits. These deposits increased $827,000 or 1.1% and $9,602,000 or 5.0%, respectively. This increase was mainly a result of the Corporation successfully promoting its deposit marketing strategy in 1996, and thereafter. The Corporation continues to see a strong market demand for higher yielding deposits. This demand is in part a result of consumers becoming more yield conscious along with an increase in market competition.

--------------------

Time deposits include certificates of deposits in denominations of $100,000 or more. Such deposits aggregate $32,380,000 and $29,492,000 at March 31, 1997 and December 31, 1996, respectively.

Borrowings
----------

Total borrowings of the Corporation remained unchanged when compared to total borrowings at December 31, 1996. Total borrowings at March 31, 1997 consisted solely of borrowings from the Federal Home Loan Bank of Pittsburgh.


                            RESULTS OF OPERATIONS
                            ---------------------

          COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
                        ENDED MARCH 31, 1997 AND 1996.

Summary of Earnings
-------------------

The Corporation earned $1,302,000 or $0.39 per share for the three months ended March 31, 1997. This represents an increase of $124,000 or 10.5% over net income reported for the same period in 1996. The increase in net income is attributable to an increase in net interest income and other income, offset by an increase in the provision for loan losses and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $214,000 or 5.3% during the three months ended March 31, 1997 when compared to the same period in 1996. This increase is a result of a $704,000 or 9.5% increase in total interest income, offset by an increase of $490,000 or 14.5% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 14 basis points to 4.63% from 4.77% at March 31, 1996. (Reference may be made to the table on page 13 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $1,017,000 or 17.5% for the first quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average loan balance outstanding during the 1997 period offset by a decrease in the average yield earned.

Interest income on investment securities decreased $395,000 or 25.9% for the first quarter of 1997 compared to the same period in 1996. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1997 period, as well as a decrease in the average yield earned.

Interest income on federal funds sold increased $82,000 or 143.4% for the first quarter of 1997 compared to the same period in 1996. This increase is a result of an increase in the average balance of federal funds sold outstanding during the 1997 period as well as an increase in the average yield earned.

Interest expense on deposits increased $531,000 or 16.6% for the first quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average rate paid on these funds during the 1997 period as well as an increase in the average balance of deposits outstanding during the same period.

-------------------------------

Interest expense on borrowings decreased $41,000 or 21.9% for the three months ended March 31, 1997 compared to the same period in 1996. This decrease was attributable to a decrease in the average balance outstanding during the period as well as an increase in the average rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                                  Three months ended March 31,
                                        -------------------------------------------------
                                                  1997                     1996
                                        -------------------------------------------------
                                          Average       Yield/     Average       Yield/
                                          Balance        Rate      Balance        Rate
                                        ----------   ----------   ----------   ----------
                                                     (Dollars in thousands)
Interest earning assets:
   Federal funds sold                   $   10,397         5.41%  $    4,474         5.11%
   Investment securities (2)                76,504         6.43       98,293         6.59
   Loans (1) (2)                           315,050         9.15      259,174         9.28
                                        ----------   ----------   ----------   ----------
      Total interest earning assets        401,951         8.53      361,941         8.52
                                        ----------   ----------   ----------   ----------

Interest-bearing liabilities:
   Deposits                                325,782         4.64      291,936         4.39
   Short term borrowings                     8,822         5.50        8,570         5.97
   Other borrowings                          2,178         5.06        2,576         9.48
                                        ----------   ----------   ----------   ----------
      Total interest-bearing liabilities   336,782         4.66      303,082         4.48
                                        ----------   ----------   ----------   ----------

Net earning assets                      $   65,169                $   58,859
                                        ==========                ==========

Net interest spread                                        3.87%                     4.04%
                                                     ==========                ==========
Net interest margin (3)                                    4.63%                     4.77%
                                                     ==========                ==========

   (1) For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
   (2) Yields are computed on a tax equivalent basis using a 34% federal income tax rate.
   (3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the first quarter of 1997 was $195,000 compared to $105,000 charged in the same period in 1996, representing an increase of $90,000 or 85.7%. The increase in the provision was a result of factors such as the increase in loan portfolio during the same period and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $105,000 or 16.2% for the three months ended March 31, 1997 when compared to the same period in 1996. This increase was a result of a $53,000 or 27.6% increase in trust department income, an increase of $64,000 or 66.7% in other income, offset by a $12,000 or 3.3% decrease in service fees on deposit accounts. Trust department income increased as a result of continued growth in both the number and value of trust accounts. The increase in other income was attributable to recoveries received relating to physical damages occurring at a branch facility.

-----------------------------------------

The Corporation's total consolidated noninterest expense increased $93,000 or 3.1% for the three months ended March 31, 1997 compared to the same period in 1996. This increase was primarily a result of a $122,000 or 7.6% increase in salaries and employee benefits, an increase of $9,000 in Federal Deposit Insurance Corporation (FDIC) premium expense, offset by a reduction of $13,000 in net occupancy and equipment expense and a $25,000 decrease in other expenses.

The increase in salaries and employee benefits is primarily attributable to:
(1) an increase of $65,000 in salaries and wages paid to employees during the first quarter of 1997 as a result of an increase in staffing levels and annual salary adjustments; (2) an increase of $26,000 in bonus and sales incentive expense which is tied to the profitability of the Corporation; and (3) an increase of $19,000 in the Corporation's employee profit sharing plan expense. The employee profit sharing plan is based on a percentage of total pre-tax earnings and return on equity of the Corporation.

Other expense decreased mainly as a result of decreases in advertising costs, professional advisory fees and data processing costs.

Federal Income Taxes
--------------------

Federal income tax expense increased $12,000 or 3.4% for the three months ended March 31, 1997 compared to the same period in 1996. This increase was the result of an increase in profitability of the Corporation offset by an increase in tax-exempt interest earned.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $28,590,000 at March 31, 1997.

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

--------------------------------------------------

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of March 31, 1997:

                              Within 3       3-12         1-5         Over
                               Months       Months       Years       5 Years        Total
                             ----------   ----------   ----------   ----------   ----------
                                                     (In thousands)

Federal funds sold           $    2,150   $        -   $        -   $        -   $    2,150
Investment securities:
  Taxable                        14,310       11,670       31,685        2,827       60,492
  Non-taxable                         -          460        6,074        5,496       12,030
Loans                            58,293       35,287      129,660       97,994      321,234
                             ----------   ----------   ----------   ----------   ----------
  Total earning assets           74,753       47,417      167,419      106,317      395,906
                             ----------   ----------   ----------   ----------   ----------

Interest-bearing demand
  deposits                            -            -       34,410            -       34,410
Savings deposits                      -            -       33,485            -       33,485
Money Market deposits            16,428       20,538       20,540            -       57,506
Time deposits                    48,583       79,052       70,073        5,493      203,201
Short term borrowings             7,000        4,000            -            -       11,000
                             ----------   ----------   ----------   ----------   ----------
  Total interest-bearing
     liabilities                 72,011      103,590      158,508        5,493      339,602
                             ----------   ----------   ----------   ----------   ----------
Interest rate sensitivity
  gap                        $    2,742   $  (56,173)  $    8,911   $  100,824   $   56,304
                             ==========   ==========   ==========   ==========   ==========

Cumulative interest rate
  sensitivity gap            $    2,742   $  (53,431)  $  (44,520)  $   56,304
                             ==========   ==========   ==========   ==========

Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets                  0.69%     (13.50)%     (11.25)%       14.22%
                             ==========   ==========   ==========   ==========

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

--------------------------------------------------

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

In addition to risk-based capital requirements, a leverage ratio test must also be met. The leverage ratio is defined as the ratio of Tier I capital to average assets (not risk adjusted). The required ratio for each financial institution will be determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total average assets of three percent has been established for top rated financial institutions, with less highly rated or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level.

The Corporation's Tier I, total risk-based capital and leveraged capital ratios consisted of the following:

                                        March 31, 1997        December 31, 1996
                                    Amount     Percentage     Amount     Percentage
                                   ---------    ---------    ---------    ---------
                                                (Dollars in thousands)

Total Capital:
   (to Risk Weighted Assets)
   Actual                          $  37,625       11.71%    $  36,643       11.95%
   For Capital Adequacy               25,702        8.00        24,522        8.00
                                   ---------    ---------    ---------    ---------
   Excess                          $  11,923        3.71%    $  12,121        3.95%
                                   ---------    ---------    ---------    ---------
Tier I Capital:
   (to Risk Weighted Assets)
   Actual                          $  34,295       10.67%    $  33,409       10.90%
   For Capital Adequacy               12,851        4.00        12,261        4.00
                                   ---------    ---------    ---------    ---------
   Excess                          $  21,444        6.67%    $  21,148        6.90%
                                   ---------    ---------    ---------    ---------
Tier I Capital:
   (to Average Assets)
   Actual                          $  34,295        8.32%    $  33,409       8.25%
   For Capital Adequacy               16,483        4.00        16,208       4.00
                                   ---------    ---------    ---------    ---------
   Excess                          $  17,812        4.32%    $  17,201       4.25%
                                   ---------    ---------    ---------    ---------

                        CENTURY FINANCIAL CORPORATION
                         PART II - OTHER INFORMATION


ITEM  1.  Legal Proceedings

     None

ITEM  2.  Changes in Securities

     None

ITEM  3.  Defaults upon Senior Securities

     None

ITEM  4.  Submission of Matters to a Vote of Security Holders

     None

ITEM  5.  Other Information

     None

ITEM  6.  Exhibits and reports on Form 8-K

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


                                    Century Financial Corporation



Date:  May 2, 1997                  By: /s/   Joseph N. Tosh, II
                                        -----------------------------------
                                        Joseph N. Tosh, II
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 2, 1997                  By: /s/   Donald A. Benziger
                                        -----------------------------------
                                        Donald A. Benziger
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)