Form 10-Q
period 1997-06-30
CENTURY FINANCIAL CORP
filed 1997-08-12
CIK 820414

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from            to
                              ------------  -------------


                       CENTURY FINANCIAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Pennsylvania                                                      25-1553790
------------                                                      ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                         Identification Number)

                            One Century Place
                      Rochester, Pennsylvania  15074
                      ------------------------------
              (Address of principal executive offices)(Zip code)

                              (412) 774-1872
                      ------------------------------
             (Registrant's telephone number, including area code)

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

            Common Stock , $0.835 par value; 5,067,646 shares outstanding at August 4, 1997

                     CENTURY FINANCIAL CORPORATION
                                FORM 10-Q
                                  INDEX



                                                                   PAGE
                                                                  NUMBER
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Consolidated Balance Sheet                                       3
   Consolidated Statement of Income                                4-5
   Consolidated Statement of Changes in Stockholders' Equity        6
   Consolidated Statement of Cash Flows                             7
   Notes to Consolidated Financial Statements                      8-9

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   10-19

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                      20

   ITEM 2.  Changes in Securities                                  20

   ITEM 3.  Defaults Upon Senior Securities                        20

   ITEM 4.  Submission of Matters to a Vote of Security Holders    20

   ITEM 5.  Other Information                                      20

   ITEM 6.  Exhibits and Reports on Form 8-K                       20

   Signatures                                                      21

                      CENTURY FINANCIAL CORPORATION
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                    June 30,   December 31,
                                                      1997         1996
                                                    ----------  ----------
                                                        (In thousands)
ASSETS
Cash and due from banks                             $   13,783  $   13,004
Federal funds sold                                           -       8,790
Investment securities available for sale                69,386      71,873
Loans (net of unearned income of $12,489 and
  $10,677)                                             329,791     308,010
Less allowance for loan losses                           3,376       3,234
                                                    ----------  ----------
   Net Loans                                           326,415     304,776

Premises and equipment                                  10,663      10,020
Accrued interest and other assets                        5,261       4,395
                                                    ----------  ----------

     TOTAL ASSETS                                   $  425,508  $  412,858
                                                    ==========  ==========

LIABILITIES
Deposits:
   Noninterest-bearing demand                       $   44,507  $   41,959
   Interest-bearing demand                              35,132      33,754
   Savings                                              33,621      33,625
   Money market                                         57,697      60,457
   Time                                                196,115     193,599
                                                    ----------  ----------
     Total deposits                                    367,072     363,394

Short term borrowings                                   19,160       7,000
Other borrowings                                             -       4,000
Accrued interest and other liabilities                   3,825       4,428
                                                    ----------  ----------
     TOTAL LIABILITIES                                 390,057     378,822
                                                    ----------  ----------

STOCKHOLDERS' EQUITY
Common stock, par value $.835; authorized 8,000,000
  shares issued 5,105,741 and 3,383,943 shares,
  respectively                                           4,263       2,826
Additional paid in capital                               3,054       2,834
Retained earnings                                       28,312      28,239
Treasury stock, at cost (45,149 and 20,490 shares)        (592)       (339)
Net unrealized gain on securities                          414         476
                                                    ----------  ----------
     TOTAL STOCKHOLDERS' EQUITY                         35,451      34,036
                                                    ----------  ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  425,508  $  412,858
                                                    ==========  ==========



See accompanying unaudited notes to the consolidated financial statements.

                      CENTURY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                                                        Three Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
INTEREST INCOME                                           (In thousands)
   Interest and fees on loans:
     Taxable                                          $    6,657  $    5,524
     Tax exempt                                              568         429
   Federal funds sold                                         56          33
   Investment securities:
     Taxable                                                 974       1,282
     Tax exempt                                              160         173
                                                      ----------  ----------
         Total interest income                             8,415       7,441
                                                      ----------  ----------

INTEREST EXPENSE
   Deposits                                                3,870       3,072
   Short term borrowings                                     161         118
   Other borrowings                                            -          50
                                                      ----------  ----------
         Total interest expense                            4,031       3,240
                                                      ----------  ----------

NET INTEREST INCOME                                        4,384       4,201

Provision for loan losses                                    195         130
                                                      ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              4,189       4,071
                                                      ----------  ----------

NONINTEREST INCOME
   Service fees on deposit accounts                          367         369
   Trust Department income                                   245         192
   Net gain on sale of securities                              -           1
   Other                                                     161         105
                                                      ----------  ----------
        Total noninterest income                             773         667
                                                      ----------  ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                          1,766       1,706
   Net occupancy and equipment expense                       544         490
   Deposit insurance premium                                  12           1
   Other                                                   1,053       1,024
                                                      ----------  ----------
        Total noninterest expense                          3,375       3,221
                                                      ----------  ----------

INCOME BEFORE INCOME TAXES                                 1,587       1,517
Income taxes                                                 334         389
                                                      ----------  ----------

NET INCOME                                            $    1,253  $    1,128
                                                      ==========  ==========
EARNINGS PER SHARE                                    $     0.25  $     0.22
                                                      ==========  ==========
DIVIDENDS DECLARED PER SHARE                          $     0.11  $     0.09

AVERAGE SHARES OUTSTANDING                             5,059,720   5,061,683

See accompanying unaudited notes to the consolidated financial statements.

                     CENTURY FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
INTEREST INCOME                                           (In thousands)
   Interest and fees on loans:
     Taxable                                          $   12,955  $   10,918
     Tax exempt                                            1,102         847
   Federal funds sold                                        195          90
   Investment securities:
     Taxable                                               1,945       2,627
     Tax exempt                                              320         355
                                                      ----------  ----------
         Total interest income                            16,517      14,837
                                                      ----------  ----------

INTEREST EXPENSE
   Deposits                                                7,596       6,266
   Short term borrowings                                     281         246
   Other borrowings                                           27         111
                                                      ----------  ----------
         Total interest expense                            7,904       6,623
                                                      ----------  ----------

NET INTEREST INCOME                                        8,613       8,214

Provision for loan losses                                    390         235
                                                      ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              8,223       7,979
                                                      ----------  ----------

NONINTEREST INCOME
   Service fees on deposit accounts                          714         729
   Trust Department income                                   490         384
   Net gain on sale of securities                              -           1
   Other                                                     320         201
                                                      ----------  ----------
         Total noninterest income                          1,524       1,315
                                                      ----------  ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                          3,489       3,306
   Net occupancy and equipment expense                     1,070       1,030
   Deposit insurance premium                                  22           1
   Other                                                   1,907       1,903
                                                      ----------  ----------
         Total noninterest expense                         6,488       6,240
                                                      ----------  ----------

INCOME BEFORE INCOME TAXES                                 3,259       3,054
Income taxes                                                 704         748
                                                      ----------  ----------
NET INCOME                                            $    2,555  $    2,306
                                                      ==========  ==========
EARNINGS PER SHARE                                    $     0.51  $     0.45
                                                      ==========  ==========
DIVIDENDS DECLARED PER SHARE                          $     0.21  $     0.18

AVERAGE SHARES OUTSTANDING                             5,056,762   5,061,926

See accompanying unaudited notes to the consolidated financial statements.

                                  CENTURY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)

                                                                                 Net
                                         Additional                          Unrealized     Total
                               Common     Paid in     Retained   Treasury    Gain (loss) Stockholders'
                               Stock      Capital     Earnings     Stock    on Securities  Equity
                              --------    --------    --------    --------    --------    --------
                                                         (In thousands)
Balance, December 31, 1996    $  2,826    $  2,834    $ 28,239    $   (339)   $    476    $ 34,036
Net income                                               2,555                               2,555
Dividends ($.21 per share)                              (1,066)                             (1,066)
Fifty percent stock dividend     1,416                  (1,416)                                  -
Stock options exercised             21         212                                             233
Purchase of Treasury stock                                            (351)                   (351)
Sale of Treasury stock                           8                      98                     106
Net unrealized loss on
  securities                                                                       (62)        (62)
                              --------    --------    --------    --------    --------    --------
Balance, June 30, 1997        $  4,263    $  3,054    $ 28,312    $   (592)   $    414    $ 35,451
                              ========    ========    ========    ========    ========    ========


















See accompanying unaudited notes to the consolidated financial statements.

                     CENTURY FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
                                                          (In thousands)
OPERATING ACTIVITIES
   Net income                                         $    2,555  $    2,306
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                              390         235
      Depreciation, amortization, and accrection, net        338         279
      Investment securities gains, net                         -           1
      Decrease (increase) in accrued interest receivable    (488)       (116)
      Increase (decrease) in accrued interest payable       (236)       (157)
      Other, net                                            (767)       (258)
                                                      ----------  ----------
         Net cash provided by operating activities         1,792       2,290
                                                      ----------  ----------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments              14,148      14,899
     Purchases                                           (11,700)     (4,660)
     Proceeds from the sale of securities                      -       2,881
   Net increase in loans                                 (18,742)    (20,953)
   Purchase of loans receivable                           (3,250)          -
   Purchases of premises and equipment                    (1,073)     (1,535)
                                                      ----------  ----------
        Net cash used for investing activities           (20,617)     (9,368)
                                                      ----------  ----------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                     3,678         (33)
   Increase (decrease) in short term borrowings            8,160       5,200
   Increase in other borrowings                                -         800
   Cash dividends                                         (1,012)       (877)
   Proceeds from stock options exercised                     233          14
   Treasury stock purchase                                  (351)       (111)
   Proceeds from sale of treasury stock                      106          94
                                                      ----------  ----------
      Net cash provided by financing activities           10,814       5,087
                                                      ----------  ----------

      Increase (decrease) in cash and cash equivalents    (8,011)     (1,991)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    21,794      10,426
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   13,783  $    8,435
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

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishment
-----------------------------------------------------------------------------
of Liabilities
--------------

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

Earnings Per Share
------------------

Earnings per share for the three and six months ended June 30, 1997 and 1996, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

                      CENTURY FINANCIAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending Accounting Standards
----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common
stock that then shared in the earnings of the Corporation.   Statement No. 128
also requires the restatement of all prior-period EPS data presented. Management believes that the adoption of this statement will not have a significant impact on the Corporation's financial position or results of operations.

In July 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.

Common Stock Split
------------------

On March 20, 1997, the Board of Directors approved a three-for-two stock split. The additional shares resulting from the split were effected in the form of a 50% stock dividend. All references to the average number of common shares and per share amounts for 1996 have been restated to reflect the stock split.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
                                                          (In thousands)
Cash paid during the year for:
   Interest                                           $    8,168  $    6,780
   Income taxes                                              450         630

                      CENTURY FINANCIAL CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                          FINANCIAL CONDITION
                          -------------------

Summary of Financial Condition
------------------------------

The Corporation's consolidated assets were $425,508,000 at June 30, 1997, an increase of $12,650,000 or 3.1% over assets at December 31, 1996. This increase was attributable to an increase in net loans receivable offset by a reduction in federal funds sold. The increase in net loans receivable was the result of strong loan demand in the first half of 1997, with much of the growth being funded by a combination of sources, including federal funds sold, maturing investment securities and short term borrowings. Total consolidated liabilities increased $11,235,000 or 3.0% when compared to total consolidated liabilities as of December 31, 1996. The increase in total liabilities was mostly attributable to an increase in short term borrowings and deposits. The Corporation's total consolidated stockholders' equity increased $1,415,000 or 4.2% when compared to total stockholders' equity at December 31, 1996. This increase was primarily a result of $2,555,000 in net income earned, less cash dividends declared to shareholders of $1,066,000, offset by a decrease in the net unrealized gain on investment securities available for sale and an increase in treasury stock.

Investment Securities Available for Sale
----------------------------------------

Investment securities available for sale at June 30, 1997 decreased $2,487,000 or 3.5% when compared to December 31, 1996. This decrease was the result of $14,148,000 in scheduled maturities, offset by purchases of $11,700,000.

Loan Portfolio
--------------

Net loans increased $21,639,000 or 7.1% in the first half of 1997 when compared to December 31, 1996. This increase was due to strong loan demand in early 1997, with much of the growth occurring in commercial and real estate mortgage loans which increased $3,944,000 or 5.0% and $19,265,000 or 15.4%, respectively.

The following table represents the composition of the Corporation's loan portfolio:

                                                 June 30,  December 31,
                                                   1997        1996
                                                ---------   ---------
                                                   (In thousands)

  Commercial, financial, and agricultural       $  82,610   $  78,666
  Real estate - construction                       10,334      11,042
  Real estate - mortgage                          144,222     124,957
  Installment loans to individuals                 86,188      83,637
  Tax exempt loans                                 18,926      20,385
                                                ---------   ---------
                                                  342,280     318,687
  Less unearned income                             12,489      10,677
                                                ---------   ---------
                                                  329,791     308,010
  Less allowance for loan losses                    3,376       3,234
                                                ---------   ---------
          Net loans                             $ 326,415  $  304,776
                                                =========  ==========

Allowance for Loan Losses
-------------------------

The Corporation's allowance for loan losses was $3,376,000 at June 30, 1997 compared to $3,234,000 at December 31, 1996. This represents a $142,000 or 4.4% increase for the first half of 1997.

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

Activity in the allowance for loan losses is summarized as follows:

                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
                                                      (Dollars in thousands)

  Balance, beginning of period                        $    3,234  $    3,003

  Charge-offs:
     Commercial loans                                          7          10
     Real estate mortgages                                     -           -
     Installment loans to individuals                        287         130
                                                      ----------  ----------
       Total charge-offs                                     294         140
                                                      ----------  ----------
  Recoveries:
     Commercial loans                                          3          13
     Real estate mortgages                                     3           2
     Installment loans to individuals                         40          19
                                                      ----------  ----------
       Total recoveries                                       46          34
                                                      ----------  ----------

  Net charge-offs                                            248         106
                                                      ----------  ----------

  Provision charged to operations                            390         235
                                                      ----------  ----------

  Balance, end of period                              $    3,376  $    3,132
                                                      ==========  ==========

  Net charge-offs as a percent of average loans,
     net of unearned                                       0.07%       0.04%
                                                      ==========  ==========

  Allowance for loan losses to total loans, net of
     unearned income                                       1.02%       1.12%
                                                      ==========  ==========

The Corporation believes that the allowance for loan losses at June 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1997.

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

The following table sets forth information regarding non-performing assets:

                                                 June 30,  December 31,
                                                   1997        1996
                                                ---------   ---------
                                                   (In thousands)

  Non-accrual loans                             $   2,909   $     872
  Loans past due 90 days or more                      274         223
  Restructured loans                                    -           -
                                                ---------   ---------
    Total non-performing loans                      3,183       1,095
  Other real estate owned                               -           -
                                                ---------   ---------
    Total non-performing assets                 $   3,183   $   1,095
                                                =========   =========


  Non-performing loans as a percentage of
    total loans, net of unearned income              0.97%       0.36%
  Non-performing assets as a percentage
    of total assets                                  0.75%       0.27%
  Non-performing assets as a percentage
    of allowance for loan losses                    94.28%      33.86%

Total non-performing assets at June 30, 1997 totaled $3,183,000, an increase of $2,088,000 compared to December 31, 1996. This increase was primarily attributable to a $2,037,000 increase in non-accrual loans as a result of a commercial real estate loan placed on non-accrual status due to the debtor filing for bankruptcy in March, 1997. Collateral for the commercial real estate loan consists of two commercial properties, of which Century has a first mortgage lien position on one of the properties, and as additional collateral, a second mortgage lien position on the second property. In accordance with Statement of Financial Accounting Standard No. 114 and 118, the loan is considered to be impaired.

At June 30, 1997, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results,
liquidity or capital resources.   Nor do they represent material credits about
which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

Deposits
--------

Total deposits increased $3,678,000 or 1.0% when compared to December 31, 1996. Money market deposits decreased $2,760,000 or 4.6% in the first half of 1997. The Corporation's growth occurred mostly in demand and time deposits. These deposits increased $3,926,000 or 5.2% and $2,516,000 or 1.3%, respectively.

Time deposits include certificates of deposits in denominations of $100,000 or more. Such deposits aggregate $22,981,000 and $29,492,000 at June 30, 1997 and December 31, 1996, respectively.

Borrowings
----------

Total borrowings of the Corporation increased $8,160,000 or 74.2% when compared to total borrowings at December 31, 1996. This increase was mainly a result of an increase in short term borrowings which were used in part, to fund current loan growth. Total borrowings at June 30, 1997 consisted solely of borrowings from the Federal Home Loan Bank of Pittsburgh.

                         RESULTS OF OPERATIONS
                         ---------------------

     COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
                      ENDED JUNE 30, 1997 AND 1996.

Summary of Earnings
-------------------

The Corporation earned $1,253,000 or $0.25 per share for the three months ended June 30, 1997. This represents an increase of $125,000 or 11.1% over net income reported for the same period in 1996. The increase in net income is attributable to an increase in net interest income and other income, offset by an increase in the provision for loan losses and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $183,000 or 4.4% during the three months ended June 30, 1997 when compared to the same period in 1996. This increase is a result of a $974,000 or 13.1% increase in total interest income, offset by an increase of $791,000 or 24.4% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 26 basis points to 4.73% from 4.99% at June 30, 1996. (Reference may be made to the table on page 14 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $1,272,000 or 21.4% for the second quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average loan balance outstanding during the 1997 period, offset by a decrease in the average yield earned.

Interest income on investment securities decreased $321,000 or 22.1% for the second quarter of 1997 compared to the same period in 1996. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1997 period, offset by an increase in the average yield earned.

Interest income on federal funds sold increased $23,000 or 69.7% for the second quarter of 1997 compared to the same period in 1996. This increase is a result of an increase in the average balance of federal funds sold outstanding during the 1997 period, offset by a decrease in the average yield earned.

Interest expense on deposits increased $798,000 or 26.0% for the second quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average rate paid on these funds during the 1997 period as well as an increase in the average balance of deposits outstanding during the same period.

Interest expense on borrowings decreased $7,000 or 4.2% for the three months ended June 30, 1997 compared to the same period in 1996. This decrease was attributable to a decrease in the average rate paid on these funds, offset by a slight increase in the average balance outstanding.

------------------------------

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                              Three months ended June 30,
                                        ----------------------------------------
                                               1997                  1996
                                        ------------------    ------------------
                                         Average   Yield/     Average    Yield/
                                         Balance    Rate      Balance     Rate
                                        --------  --------    --------  --------
                                                 (Dollars in thousands)
Interest earning assets:
  Federal funds sold                    $  3,962      5.66%   $  2,205      5.94%
  Investment securities (2)               69,773      7.01      91,876      6.73
  Loans (1) (2)                          330,934      9.12     266,780      9.26
                                        --------  --------    --------  --------
     Total interest earning assets       404,669      8.73     360,861      8.59
                                        --------  --------    --------  --------

Interest-bearing liabilities:
  Deposits                               331,552      4.68     291,005      4.23
  Short term borrowings                   11,717      5.49       7,362      6.45
  Other borrowings                             -         -       4,000      5.06
                                        --------  --------    --------  --------
     Total interest-bearing liabilities  343,269      4.71     302,367      4.30
                                        --------  --------    --------  --------

Net earning assets                      $ 61,400              $ 58,494
                                        ========              ========
Net interest spread                                   4.01%                 4.29%
                                                  ========              ========
Net interest margin (3)                               4.73%                 4.99%
                                                  ========              ========

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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the second quarter of 1997 was $195,000 compared to $130,000 charged in the same period in 1996, representing an increase of $65,000 or 50.0%. The increase in the provision was a result of factors such as, (1) the increase in loan portfolio during the same period; (2) an increase in the level of net charge-offs; and (3) Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $106,000 or 15.9% for the three months ended June 30, 1997 when compared to the same period in 1996. This increase was a result of a $53,000 or 27.6% increase in trust department income and an increase of $56,000 or 53.3% in other income. Trust department income increased as a result of continued growth in both the number and value of trust accounts and the increase in other income was attributable to an increase in ATM fees.

The Corporation's total consolidated noninterest expense increased $154,000 or 4.8% for the three months ended June 30, 1997 compared to the same period in 1996. This increase was primarily a result of a $60,000 or 3.5% increase in salaries and employee benefits and an increase of $54,000 or 11.0% in occupancy and equipment expense.

Federal Income Taxes
--------------------

Federal income tax expense decreased $55,000 or 14.1% for the three months ended June 30, 1997 compared to the same period in 1996. This decrease was the result of an increase in tax-exempt interest earned, offset by a lesser increase in the profitability of the Corporation.


         COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS
                      ENDED JUNE 30, 1997 AND 1996.

Summary of Earnings
-------------------

The Corporation earned $2,555,000 or $0.51 per share for the first half of 1997. This represents an increase of $249,000 or 10.8% over net income reported for the same period in 1996. The increase in net income is attributable to an increase in net interest income and other income, offset by an increase in the provision for loan losses and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $399,000 or 4.9% during the first half of 1997 when compared to the same period in 1996. This increase is a result of a $1,680,000 or 11.3% increase in total interest income, offset by an increase of $1,281,000 or 19.3% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 16 basis points to 4.71% from 4.87% at June 30, 1996. (Reference may be made to the table on page 16 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $2,292,000 or 19.5% for the first half of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average loan balance outstanding during the 1997 period, offset by a decrease in the average yield earned.

Interest income on investment securities decreased $717,000 or 24.0% for the first half of 1997 compared to the same period in 1996. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1997 period, offset by an increase in the average yield earned.

Interest income on federal funds sold increased $105,000 or 116.7% for the first half of 1997 compared to the same period in 1996. This increase is a result of an increase in the average balance of federal funds sold outstanding during the 1997 period as well as an increase in the average yield earned.

Interest expense on deposits increased $1,330,000 or 21.2% for the first half of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average rate paid on these funds during the 1997 period as well as an increase in the average balance of deposits outstanding during the same period.

Interest expense on borrowings decreased $49,000 or 13.7% for the six months ended June 30, 1997 compared to the same period in 1996. This decrease was attributable to a decrease in the average balance outstanding during the period as well as a decrease in the average rate paid on these funds.

-------------------------------

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                                Six months ended June 30,
                                        ----------------------------------------
                                               1997                  1996
                                        ------------------    ------------------
                                         Average   Yield/     Average    Yield/
                                         Balance    Rate      Balance     Rate
                                        --------  --------    --------  --------
                                                 (Dollars in thousands)

Interest earning assets:
  Federal funds sold                    $  7,162      5.48%   $  3,340      5.38%
  Investment securities (2)               69,753      7.03      95,084      6.66
  Loans (1) (2)                          323,108      9.13     262,760      9.29
                                        --------  --------    --------  --------
     Total interest earning assets       400,023      8.70     361,184      8.56
                                        --------  --------    --------  --------

Interest-bearing liabilities:
  Deposits                               328,186      4.67     291,471      4.32
  Short term borrowings                    9,775      5.80       7,966      6.21
  Other borrowings                         1,585      3.46       3,288      6.81
                                        --------  --------    --------  --------
     Total interest-bearing liabilities  339,546      4.69     302,725      4.40
                                        --------  --------    --------  --------

Net earning assets                      $ 60,477              $ 58,459
                                        ========              ========
Net interest spread                                   4.01%                 4.16%
                                                  ========              ========
Net interest margin (3)                               4.71%                 4.87%
                                                  ========              ========

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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the first half of 1997 was $390,000 compared to $235,000 charged in the same period in 1996, representing an increase of $155,000 or 66.0%. The increase in the provision was a result of factors such as; (1) the increase in loan portfolio during the same period; (2) an increase in the level of net charge-offs; and (3) Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $209,000 or 15.9% for the six months ended June 30, 1997 when compared to the same period in 1996. This increase was a result of a $106,000 or 27.6% increase in trust department income, an increase of $119,000 or 59.2% in other income, offset by a $15,000 or 2.1% decrease in service fees on deposit accounts. Trust department income increased as a result of continued growth in both the number and value of trust accounts. The increase in other income was attributable to recoveries of $15,000 received in early 1997 relating to physical damages occurring at a branch facility and an increase in ATM fees.

The Corporation's total consolidated noninterest expense increased $248,000 or 4.0% for the six months ended June 30, 1997 compared to the same period in 1996. This increase was primarily a result of a $183,000 or 5.5% increase in salaries and employee benefits, an increase of $40,000 in net occupancy and equipment expense and an increase of $21,000 in Federal Deposit Insurance Corporation (FDIC) premium expense.

Federal Income Taxes
--------------------

Federal income tax expense decreased $44,000 or 5.9% for the six months ended June 30, 1997 compared to the same period in 1996. This decrease was the result of an increase in tax-exempt interest earned, offset by a lesser increase in the profitability of the Corporation.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $10,534,000 at June 30, 1997.

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

---------------------------------------------------

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of June 30, 1997:

                           Within 3     3-12       1-5        Over
                            Months     Months     Years      5 Years    Total
                           --------   --------   --------   --------   --------
                                              (In thousands)
Federal funds sold         $      -   $      -   $      -   $      -   $      -
Investment securities:
  Taxable                     2,497      7,302     44,458      2,831     57,088
  Non-taxable                   250        485      3,140      8,423     12,298
Loans                        63,229     40,834    146,869     78,859    329,791
                           --------   --------   --------   --------   --------
  Total earning assets       65,976     48,621    194,467     90,113    399,177
                           --------   --------   --------   --------   --------

Interest-bearing demand
  deposits                    7,026          -     21,196      6,910     35,132
Savings deposits              6,724      6,724     13,560      6,613     33,621
Money Market deposits        17,310     28,848     11,539          -     57,697
Time deposits                23,179     99,189     68,824      4,923    196,115
Short term borrowings         8,160     11,000          -          -     19,160
                           --------   --------   --------   --------   --------
  Total interest-bearing
     liabilities             62,399    145,761    115,119     18,446    341,725
                           --------   --------   --------   --------   --------

Interest rate sensitivity
  gap                      $  3,577   $(97,140)  $ 79,348   $ 71,667   $ 57,452
                           ========   ========   ========   ========   ========

Cumulative interest rate
  sensitivity gap          $  3,577   $(93,563)  $(14,215)  $ 57,452
                           ========   ========   ========   ========

Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets               0.90%    -23.44%     -3.56%     14.39%
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

Capital Resources
-----------------

As a bank holding company, the Corporation is required to meet certain risk-based capital and leverage requirements. The risk-based capital requirements redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of the adequacy of capital. A financial institution's capital is divided into two classes, Tier I and Tier II.

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

The Corporation's Tier I, total risk-based capital and leveraged capital ratios consisted of the following:

                                  June 30, 1997        December 31, 1996
                              --------------------------------------------
                              Amount     Percentage    Amount    Percentage
                              --------    --------    --------    --------
                                          (Dollars in thousands)
  Total Capital:
   (to Risk Weighted Assets)
    Actual                    $ 38,275       11.95%   $ 36,643       11.95%
    For Capital Adequacy        25,620        8.00      24,522        8.00
                              --------    --------    --------    --------
    Excess                    $ 12,655        3.95%   $ 12,121        3.95%
                              --------    --------    --------    --------
  Tier I Capital:
   (to Risk Weighted Assets)
    Actual                    $ 34,899       10.90%   $ 33,409       10.90%
    For Capital Adequacy        12,810        4.00      12,261        4.00
                              --------    --------    --------    --------
    Excess                    $ 22,089        6.90%   $ 21,148        6.90%
                              --------    --------    --------    --------
  Tier I Capital:
   (to Average Assets)
    Actual                    $ 34,899        8.19%   $ 33,409        8.25%
    For Capital Adequacy        17,053        4.00      16,208        4.00
                              --------    --------    --------    --------
    Excess                    $ 17,846        4.19%   $ 17,201        4.25%
                              --------    --------    --------    --------

                          CENTURY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings

  None

ITEM  2.  Changes in Securities

  None

ITEM  3.  Defaults upon Senior Securities

  None

ITEM  4.  Submission of Matters to a Vote of Security Holders

  (a) The Corporation's annual meeting of shareholders was held on April 28, 1997.
  (b) The following directors were elected to a three year term expiring in 2000: Robert F. Garvin, Jr., Charles I. Homan, Wayne S. Luce and Sister Mary Thaddeus Markelewicz. The following directors' terms continued after the annual meeting: Del E. Goedeker, Harry J. Johnston, Thomas K. Reed, Joseph N. Tosh II, Elvin W. Batchelor, A Dean Heasley, Z. John Kruzic and Harold V. Shank, Jr.
  (c) Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Corporation for the 1997 fiscal year.

  The results of the votes from the annual meeting were as follows:

                                           For      Against   Abstained
                                        ---------  ---------  ---------

        Robert F. Gavin                 2,604,793     16,388        184
        Charles I. Homan                2,604,793     16,388        184
        Wayne S. Luce                   2,597,249     23,932        184
        Sr. Mary Thaddeus Markelewicz   2,597,941     23,240        184

        S.R. Snodgrass, A.C.            2,612,377      3,267      5,721

ITEM  5.  Other Information

  None

ITEM  6.  Exhibits and reports on Form 8-K

  (a)  Exhibits
       The exhibits listed below are filed herewith or incorporated herein by reference:

       27 Financial Data Schedule, filed herewith.

  (b)  Reports on Form 8-K
       An 8-K was filed on May 5, 1997 announcing that the Board of Directors approved a three-for-two stock split payable on May 30, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Century Financial Corporation



Date:  August 4, 1997              By:  /s/ Joseph N. Tosh, II
                                        -------------------------------
                                        Joseph N. Tosh, II
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 4, 1997              By:  /s/ Donald A. Benziger
                                        -------------------------------
                                        Donald A. Benziger
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)