Form 10-Q
period 1997-09-30
CENTURY FINANCIAL CORP
filed 1997-11-13
CIK 820414

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                    OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File Number 0-17416
                           CENTURY FINANCIAL CORPORATION
                       _____________________________________
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                         25-1553790
___________________                                    ______________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

                               One Century Place
                         Rochester, Pennsylvania  15074
                      ----------------------------------
                (Address of principal executive offices)(Zip code)

                                (412) 774-1872
                             -------------------
              (Registrant's telephone number, including area code)

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

          Common Stock , $0.835 par value; 5,078,636 shares outstanding at October 31, 1997

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


 PART II- OTHER INFORMATION

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

                        CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                              September 30,     December 31,
                                                   1997             1996
                                              -------------     ------------
                                                      (In thousands)
ASSETS
Cash and due from banks                       $      11,713     $     13,004
Federal funds sold                                    7,745            8,790
Investment securities available for sale             71,477           71,873
Loans  (net of unearned income of $12,892 and
  $10,677)                                          354,903          308,010
Less allowance for loan losses                        3,436            3,234
                                              -------------     ------------
      Net Loans                                     351,467          304,776

Premises and equipment                               11,170           10,020
Accrued interest and other assets                     5,116            4,395
                                              -------------     ------------

             TOTAL ASSETS                     $     458,688     $    412,858
                                              =============     ============

LIABILITIES
Deposits:
  Noninterest - bearing demand                 $     44,936     $     41,959
  Interest - bearing demand                          35,130           33,754
  Savings                                            33,248           33,625
  Money market                                       56,525           60,457
  Time                                              222,742          193,599
                                              -------------     ------------
       Total deposits                               392,581          363,394

Short term borrowings                                 4,000            7,000
Other borrowings                                     20,000            4,000
Accrued interest and other liabilities                5,428            4,428
                                              -------------     ------------
            TOTAL LIABILITIES                       422,009          378,822
                                              -------------     ------------

STOCKHOLDERS' EQUITY
Common stock, par value $.835;
  authorized 8,000,000 shares;
  issued 5,108,809 and 3,383,943 shares,
  respectively                                        4,266            2,826
Additional paid in capital                            3,064            2,834
Retained earnings                                    29,256           28,239
Treasury stock, at cost (34,089 and 20,490 shares)     (447)            (339)
Net unrealized gain on securities                       540              476
                                              -------------     ------------

             TOTAL STOCKHOLDERS' EQUITY              36,679           34,036
                                              -------------     ------------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY           $     458,688     $    412,858
                                              =============     ============


See accompanying unaudited notes to the consolidated financial statements.

                      CENTURY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                              ------------------------------
                                                  1997              1996
                                              -------------     ------------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans:
    Taxable                                   $       7,077     $      6,030
    Tax exempt                                          680              439
  Federal funds sold                                    147               21
  Investment securities:
    Taxable                                             951            1,109
    Tax exempt                                          163              163
                                              -------------     ------------
          Total interest income                       9,018            7,762
                                              -------------     ------------

INTEREST EXPENSE
  Deposits                                            4,328            3,250
  Short term borrowings                                  67              185
  Other borrowings                                      252               51
                                              -------------     ------------
          Total interest expense                      4,647            3,486
                                              -------------     ------------

NET INTEREST INCOME                                   4,371            4,276

Provision for loan losses                               240              180
                                              -------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         4,131            4,096
                                              -------------     ------------

NONINTEREST INCOME
  Service fees on deposit accounts                      375              349
  Trust Department income                               245              205
  Net gain on sale of securities                          -                -
  Other                                                 161              109
                                              -------------     ------------
           Total noninterest income                     781              663
                                              -------------     ------------

NONINTEREST EXPENSE
  Salaries and employee benefits                      1,710            1,683
  Net occupancy and equipment expense                   538              509
  Deposit insurance premium                              11                1
  Other                                                 811            1,012
                                              -------------     ------------
           Total noninterest expense                  3,070            3,205
                                              -------------     ------------

INCOME BEFORE INCOME TAXES                            1,842            1,554
Income taxes                                            336              257
                                              -------------     ------------

NET INCOME                                    $       1,506     $      1,297
                                              =============     ============

EARNINGS PER SHARE                            $        0.30     $       0.26
                                              =============     ============

DIVIDENDS DECLARED PER SHARE                  $        0.11     $       0.10

AVERAGE SHARES OUTSTANDING                        5,067,101        5,049,068

See accompanying unaudited notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                              ------------------------------
                                                   1997            1996
                                              -------------     ------------
                                                      (In thousands)
INTEREST INCOME
  Interest and fees on loans:
    Taxable                                   $      20,112     $     16,948
    Tax exempt                                        1,701            1,286
 Federal funds sold                                     342              111
 Investment securities:
   Taxable                                            2,897            3,736
   Tax exempt                                           483              518
                                              -------------     ------------
         Total interest income                       25,535           22,599
                                              -------------     ------------

INTEREST EXPENSE
  Deposits                                           11,924            9,516
  Short term borrowings                                 348              431
  Other borrowings                                      279              162
                                              -------------     ------------
         Total interest expense                      12,551           10,109
                                              -------------     ------------

NET INTEREST INCOME                                  12,984           12,490

Provision for loan losses                               630              415
                                              -------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                       12,354           12,075
                                              -------------     ------------

NONINTEREST INCOME
  Service fees on deposit accounts                    1,089            1,077
  Trust Department income                               735              589
   Net gain on sale of securities                         -                1
   Other                                                480              310
                                              -------------     ------------
         Total noninterest income                     2,304            1,977
                                              -------------     ------------

NONINTEREST EXPENSE
  Salaries and employee benefits                      5,199            4,989
  Net occupancy and equipment expense                 1,609            1,539
  Deposit insurance premium                              33                1
  Other                                               2,716            2,915
                                              -------------     ------------
           Total noninterest expense                  9,557            9,444
                                              -------------     ------------

INCOME BEFORE INCOME TAXES                            5,101            4,608
Income taxes                                          1,040            1,005
                                              -------------     ------------

NET INCOME                                    $       4,061     $      3,603
                                              =============     ============

EARNINGS PER SHARE                            $        0.80     $       0.71
                                              =============     ============

DIVIDENDS DECLARED PER SHARE                  $        0.32     $       0.29

AVERAGE SHARES OUTSTANDING                        5,060,246        5,057,609


See accompanying unaudited notes to the consolidated financial statements.

                                   CENTURY FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)

                                                                                   Net
                                          Additional                           Unrealized        Total
                                 Common     Paid in    Retained    Treasury   Gain (Loss)on  Stockholders'
                                  Stock     Capital    Earnings      Stock      Securities     Equity
                                 -------    -------    --------    --------   -------------  -------------
                                                            (In thousands)

Balance, December 31, 1996       $ 2,826    $ 2,834    $ 28,239    $   (339)   $       476   $      34,036

Net Income                                                4,061                                      4,061
Dividends ($.32 per share)                               (1,623)                                    (1,623)
Fifty percent stock dividend       1,416                 (1,416)                                         -
Common stock issued                   24        236                                                    260
Purchase of Treasury stock
  (21,855 shares)                                                      (351)                          (351)
Sale of Treasury stock
  (17,014 shares)                                (6)         (5)        243                            232
Net unrealized gain on
 securities                                                                             64              64
                                 -------    -------    --------    --------   -------------  -------------

Balance, September 30, 1997      $ 4,266    $ 3,064    $ 29,256    $   (447)  $        540   $      36,679
                                 =======    =======    ========    ========   =============  =============

See accompanying unaudited notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                -----------------------------
                                                     1997             1996
                                                 -------------     -----------
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income                                      $      4,061     $     3,603
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                              630             415
    Depreciation, amortization, and accretion, net         574             118
    Investment securities gains, net                         -              (1)
    Decrease (increase) in accrued interest receivable    (587)             65
    Increase (decrease) in accrued interest payable      1,179             209
    Other, net                                            (400)            (91)
                                                 -------------     -----------
         Net cash provided by
           operating activities                          5,457           4,318
                                                 -------------     -----------

INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from maturities and repayments             19,091          24,464
    Purchases                                          (18,575)         (4,660)
    Proceeds from the sale of securities                    -            2,881
  Net increase in loans                                (44,006)        (42,516)
  Purchase of loans receivable                          (3,250)              -
  Purchases of premises and equipment                   (1,812)         (1,768)
                                                 -------------     -----------

       Net cash used for investing activities          (48,552)        (21,599)
                                                 -------------     -----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   29,187          12,529
  Increase (decrease) in short term borrowings          (7,000)          7,675
  Increase in other borrowings                          20,000             800
  Cash dividends                                        (1,569)         (1,384)
  Proceeds from common stock issued                        260              93
  Treasury stock purchase                                 (351)           (512)
  Proceeds from sale of treasury stock                     232             138
                                                 -------------     -----------

       Net cash provided by financing activities        40,759          19,339
                                                 -------------     -----------
       Increase (decrease) in cash and
         cash equivalents                               (2,336)          2,058

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                21,794          10,426
                                                --------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $       19,458     $    12,484
                                                ==============     ===========

See accompanying unaudited notes to the consolidated financial statements.

                       CENTURY FINANCIAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements of Century Financial Corporation ("Corporation") includes the accounts of the Corporation and its wholly owned subsidiary, Century National Bank and Trust Company ("Century"). Significant intercompany items have been eliminated in consolidation.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Accounting for Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities
--------------------------------------------------------------

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

Earnings Per Share
------------------

Earnings per share for the three and nine months ended September 30, 1997 and 1996, have been calculated based upon the weighted average number of outstanding common shares, including common stock equivalents, if such items have a dilutive effect. For the respective periods ended, common stock equivalents did not have a material dilutive effect on earnings per share.

                        CENTURY FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------------

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


In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative amounts for prior periods have been reclassified to conform with current period presentations.

Common Stock Split
------------------

On March 20, 1997, the Board of Directors approved a three-for-two stock split. The additional shares resulting from the split were effected in the form of a 50% stock dividend. All references to the number of average common shares and per share amounts for 1996 have been restated to reflect the stock split.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------

                                                    Nine Months Ended
                                                      September 30,
                                                -----------------------------
                                                    1997             1996
                                                 -------------     -----------
                                                        (In thousands)

     Cash paid during the year for:
       Interest                                 $      11,436     $     9,900
       Income taxes                                       700             960

                        CENTURY FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION
                             -------------------

Summary of Financial Condition
------------------------------

The Corporation's consolidated assets were $458,688,000 at September 30, 1997, an increase of $45,830,000 or 11.1% over assets at December 31, 1996. This increase was mainly a result of an increase in net loans receivable. Total liabilities increased $43,187,000 or 11.4% when compared to total liabilities as of December 31, 1996. The increase in total liabilities was mostly attributable to an increase in total deposits and borrowings. The Corporation's total consolidated stockholders' equity increased $2,643,000 or 7.8% when compared to total stockholders' equity at December 31, 1996. This increase was a result of: (1) $4,061,000 in net income earned, less cash dividends declared to shareholders of $1,623,000; (2) an increase in the net unrealized gain on investment securities available for sale; and (3) a decrease in the balance of treasury stock.

Investment Securities Available for Sale
----------------------------------------

Investment securities available for sale at September 30, 1997 remained relatively unchanged, decreasing $396,000 or .6% when compared to December 31, 1996. Total investment securities maturing during the nine month period ended September 30, 1997 were $19,091,000, offset by purchases of $18,575,000.

Loan Portfolio
--------------

Net loans increased $46,691,000 or 15.3% in the first nine months of 1997 when compared to December 31, 1996. This increase was a result of the bank experiencing strong loan demand throughout the 1997 period. The composition of this loan growth has been quite diversified, with real estate and commercial loans increasing the most significantly.

The following table represents the composition of the Corporation's loan portfolio:

                                               September 30,     December 31,
                                                   1997             1996
                                               -------------     ------------
                                                       (In thousands)

Commercial, financial, and agricultural        $      86,960     $     78,666
Real estate - construction                            12,316           11,042
Real estate - mortgage                               154,825          124,957
Installment loans to individuals                      86,785           83,637
Tax exempt loans                                      26,909           20,385
                                               -------------     ------------
                                                     367,795          318,687
Less unearned income                                  12,892           10,677
                                               -------------     ------------
                                                     354,903          308,010
Less allowance for loan losses                         3,436            3,234
                                               -------------     ------------

      Net loans                                $     351,467     $    304,776
                                               =============     ============

Allowance for Loan Losses
-------------------------

The Corporation's allowance for loan losses was $3,436,000 at September 30, 1997 compared to $3,234,000 at December 31, 1996. This represents a $202,000 or 6.2% increase for the first nine months of 1997.

The adequacy of the allowance for loan losses is determined by management considering certain criteria such as the risk classification of loans, delinquency trends, charge-off experience, concentrations, economic conditions and other relevant factors. Specific reserves are established for classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. All credit relationships in excess of are reviewed by management and the executive committee of Century's Board of Directors on annual basis. In addition, loan relationships in excess of $250,000, rated substandard or lower reviewed on a quarterly basis and evaluated for the adequacy of payment histories, any changes collateral and exposure, if any, is specifically reserved for. All special mention loans are and a reserve is determined. All other homogeneous loan pools such as consumer installment loans, cash reserve, 1-4 family mortgage loans and unfunded commitments are pooled and the adequacy of reserve is determined.

Activity in the allowance for loan losses is summarized as follows:

                                                     Nine Months Ended
                                                        September 30,
                                                    1997             1996
                                               -------------     ------------
                                                    (Dollars in thousands)

Balance, beginning of period                   $       3,234     $      3,003

Charge-offs:
  Commercial loans                                        61               63
  Real estate mortgages                                    -                -
  Installment loans to individuals                       452              271
                                               -------------     ------------
    Total charge-offs                                    513              334
                                               -------------     ------------
Recoveries:
  Commercial loans                                        29               13
  Real estate mortgages                                    3                2
  Installment loans to individuals                        53               32
                                               -------------     ------------
    Total recoveries                                      85               47
                                               -------------     ------------

Net charge-offs                                          428              287
                                               -------------     ------------

Provision charged to operations                          630              415
                                               -------------     ------------

Balance, end of period                         $       3,436     $      3,131
                                               =============     ============

Net charge-offs as a percent of average
  loans, net of unearned                                0.13%           0.11%

Allowance for loan losses to total loans,
  net of unearned income                                0.97%           1.04%

The Corporation believes that the allowance for loan losses at September 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1997.

Non-performing Assets
---------------------

Non-performing assets include non-performing loans and other real estate owned. Non-performing loans consists of non-accrual loans, loans 90 days or more past due, and restructured loans. Non-accrual represent loans on which interest accruals have been discontinued and any previously accrued interest is reversed against current income. Restructured loans are loans with respect to which a borrower has been granted concession on the interest rate or the original repayment terms because of financial difficulties.

The following table sets forth information regarding non-performing assets:

                                               September 30,     December 31,
                                                    1997             1996
                                               -------------     ------------
                                                       (In thousands)

Non-accrual loans                              $       2,676     $        872
Loans past due 90 days or more                           329              223
Restructured loans                                         -                -
                                               -------------     ------------
    Total non-performing loans                         3,005            1,095
Other real estate owned                                    -                -
                                               -------------     ------------

     Total non-performing assets              $        3,005     $      1,095
                                              ==============     ============


Non-performing loans as a percentage of
  total loans, net of unearned income                 0.85%            0.36%
Non-performing assets as a percentage of
  total assets                                        0.66%            0.27%
Non-performing assets as a percentage of
  allowance for loan losses                          87.46%           33.86%

Total non-performing assets at September 30, 1997 totaled $3,005,000, an increase of $1,910,000 compared December 31, 1996. This increase was primarily attributable to a $1,613,000 increase in non-accrual as a result of a commercial real estate loan placed on non-accrual status due to the debtor filing for bankruptcy in March, 1997. Collateral for the commercial real estate loan consists of two commercial properties, of which Century has a first mortgage lien position on one of the properties, and as additional collateral, a second mortgage lien position on the second property. In accordance with Statement of Financial Accounting No. 114 and 118, the loan is considered to be impaired.

At September 30, 1997, the Corporation's total non-performing assets, including any loans classified regulatory purposes as loss, doubtful, substandard or special mention do not represent or result trends or uncertainties which management reasonably expects will materially impact
future operating results liquidity or capital resources.   Nor do they
represent material credits about which management is aware of information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

Deposits
--------

Total deposits increased $29,187,000 or 8.0% when compared to December 31, 1996. Money market deposits decreased $3,932,000 or 6.5% in the first nine months of 1997. The Corporation's growth occurred in higher yielding deposits, particularly, time deposits, which increased $29,143,000 or 15.1%.

Borrowings
----------

Total borrowings of the Corporation increased $13,000,000 or 118.2% when compared to total borrowings at December 31, 1996. This increase was comprised solely of advances with the Federal Home Bank of Pittsburgh. Proceeds from these borrowings were used, mostly in part, to fund current loan growth.


                            RESULTS OF OPERATIONS
                            ---------------------

        COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1996.

Summary of Earnings
-------------------

The Corporation earned $1,506,000 or $0.30 per share for the three months ended September 30, 1997. This represents an increase of $209,000 or 16.1% over net income reported for the same period in 1996. The increase in net income is attributable to an increase in net interest income, other income and a decrease in noninterest expense, all offset by an increase in the provision for loan losses.

Net Interest Income
-------------------

The Corporation's net interest income increased $95,000 or 2.2% during the three months ended September 30, 1997 when compared to the same period in 1996. This increase is a result of a $1,256,000 or 16.2% increase in total interest income, offset by an increase of $1,161,000 or 33.3% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 51 basis points to 4.48% from 4.99% at September 30, 1996. This decrease was mostly a result of an increase in the balance and rates paid on higher yielding deposits. (Reference may be made to the table on page 14 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $1,288,000 or 19.9% for the third quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average loan balance outstanding during the 1997 period as well as an increase in the average yield earned.

Interest income on investment securities decreased $158,000 or 14.2% for the third quarter of 1997 compared to the same period in 1996. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1997 period as well as a decrease in the average yield earned.

Interest income on federal funds sold increased $126,000 or 600.0% for the third quarter of 1997 compared to the same period in 1996. This increase is a result of an increase in the average balance of federal funds sold outstanding during the 1997 period as well as an increase in the average yield earned.

Interest expense on deposits increased $1,078,000 or 33.2% for the third quarter of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average rate paid on these funds during the 1997 period as well as an increase in the average balance of deposits outstanding during the same period.

Interest expense on borrowings increased $83,000 or 35.2% for the three months ended September 30, 1997 compared to the same period in 1996. This increase was attributable to an increase in the average balance of borrowed funds outstanding as well as an increase in the rate paid on these funds.

-------------------------------

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                         Three Months Ended September 30,
                                      -------------------------------------
                                              1997                1996
                                      -----------------    ----------------
                                       Average    Yield/    Average   Yield/
                                       Balance     Rate     Balance    Rate
                                      ---------   -----    ---------  -----
                                                 (Dollars in thousands)
Interest earning assets:
  Federal funds sold                  $  10,705    5.52%   $   1,576   5.33%
  Investment securities (2)              70,356    6.85       78,242   6.93
  Loans (1) (2)                         350,739    9.28      290,280   9.23
                                      ---------   -----    ---------  -----
    Total interest earning assets       431,800    8.79      370,098   8.72
                                      ---------   -----    ---------  -----

Interest-bearing liabilities:
  Deposits                              346,581    5.01      296,008   4.36
  Short term borrowings                   4,937    5.44       12,316   5.97
  Other borrowings                       17,826    5.66        4,000   5.06
                                      ---------   -----    ---------  -----

    Total interest-bearing
      liabilities                       369,344    5.05      312,324   4.43
                                      ---------   -----    ---------  -----

Net earning assets                    $  62,456            $  57,774
                                      =========            =========
Net interest spread                                 3.75%              4.30%
                                                   =====              =====
Net interest margin (3)                             4.48%              4.99%
                                                   =====              =====

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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the third quarter of 1997 was $240,000 compared to $180,000 charged in the same period in 1996, representing an increase of $60,000 or 33.3%. The increase in the provision was a result of factors such as; (1) the increase in the loan portfolio during the same period, (2) an increase in the level of net charge-offs; and (3) Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $118,000 or 17.8% for the three months ended September 30, 1997 when compared to the same period in 1996. This increase was a result of a $40,000 or 19.5% increase in trust department income and an increase of $52,000 or 47.7% in other income. Trust department income increased as a result of continued growth in both the number and value of trust accounts and the increase in other income was attributable to an increase in ATM fees.

------------------------------------------

The Corporation's total consolidated noninterest expense decreased $135,000 or 4.2% for the three months ended September 30, 1997 when compared to the same period in 1996. This decrease was primarily a result of a $201,000 or 19.9% decrease in total other expense, offset by a $27,000 or 1.6% increase in salaries and employee benefits, a $29,000 or 5.7% increase in net occupancy and equipment expenses and a $10,000 increase in deposit insurance premium expenses.

The decrease in total other expenses was attributable to: (1) a decrease of $119,000 in advertising expenses related to the introduction of various new products in the previous year; (2) a decrease of $31,000 in professional advisory fees; (3) a decrease of $20,000 in employee tuition reimbursement expenses; (4) a decrease of $18,000 in legal related costs; and (5) an overall decrease in administrative expenditures.

Federal Income Taxes
--------------------

Federal income tax expense increased $79,000 or 30.7% for the three months ended September 30, 1997 compared to the same period in 1996. This increase was primarily the result of an increase in pre-tax income offset by an increase tax-exempt interest.


         COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED SEPTEMBER 30, 1997 AND 1996.

Summary of Earnings
-------------------

The Corporation earned $4,061,000 or $0.80 per share for the first nine months of 1997. This represents an increase of $458,000 or 12.7% over net income reported for the same period in 1996. The increase in net income is attributable to an increase in net interest income and other income, offset by an increase in the provision for loan losses and noninterest expense.

Net Interest Income
-------------------

The Corporation's net interest income increased $494,000 or 4.0% during the first nine months of 1997 when compared to the same period in 1996. This increase is a result of a $2,936,000 or 13.0% increase in total interest income, offset by an increase of $2,442,000 or 24.2% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 31 basis points to 4.59% from 4.90% at September 30, 1996. This decrease was mostly a result of an increase in the balance and rates paid on higher yielding deposits. (Reference may be made to the table on page 16 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $3,579,000 or 17.3% for the first nine months of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average loan balance outstanding during the 1997 period, offset by a decrease in the average yield earned.

Interest income on investment securities decreased $874,000 or 20.5% for the first nine months of 1997 compared to the same period in 1996. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1997 period, offset by an increase in the average yield earned.

-------------------------------

Interest income on federal funds sold increased $231,000 or 208.1% for the first nine months of 1997 compared to the same period in 1996. This increase is a result of an increase in the average balance of federal funds sold outstanding during the 1997 period as well as an increase in the average yield earned.

Interest expense on deposits increased $2,408,000 or 25.3% for the first nine months of 1997 compared to the same period in 1996. This increase is attributable to an increase in the average rate paid on these funds during the 1997 period as well as an increase in the average balance of deposits outstanding during the same period.

Interest expense on borrowings increased $34,000 or 8.9% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was attributable to an increase in the average balance outstanding during the period, offset by a decrease in the average rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                        Nine Months Ended September 30,
                                      -------------------------------------
                                              1997                1996
                                      -----------------    ----------------
                                       Average    Yield/    Average   Yield/
                                       Balance     Rate     Balance    Rate
                                      ---------   -----    ---------  -----
                                                 (Dollars in thousands)
Interest earning assets:
  Federal funds sold                  $   8,356    5.47%   $   2,748   5.38%
  Investment securities (2)              69,996    6.93       89,429   6.74
  Loans (1) (2)                         332,391    9.13      272,289   9.25
                                      ---------   -----    ---------  -----
    Total interest earning assets       410,743    8.68      364,466   8.61
                                      ---------   -----    ---------  -----

Interest-bearing liabilities:
  Deposits                              334,385    4.77      292,994   4.34
  Short term borrowings                   8,145    5.71        9,426   6.11
  Other borrowings                        7,059    5.28        3,527   6.15
                                      ---------   -----    ---------  -----
     Total interest-bearing
       liabilities                      349,589    4.80      305,947   4.41
                                      ---------   -----    ---------  -----

Net earning assets                    $  61,154            $  58,519
                                      =========            =========

Net interest spread                                3.88%               4.20%
                                                  =====               =====
Net interest margin (3)                            4.59%               4.90%
                                                  =====               =====

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

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the first nine months of 1997 was $630,000 compared to $415,000 charged in the same period in 1996, representing an increase of $215,000 or 51.8%. The increase in the provision was a result of factors such as; (1) the increase in the loan portfolio; (2) an increase in net charge-offs; and (3) and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $327,000 or 16.5% for the nine months ended September 30, 1997 when compared to the same period in 1996. This increase was a result of a $146,000 or 24.8% increase in trust department income and an increase of $170,000 or 54.8% in other income. Trust department income increased as a result of continued growth in both the number and value of trust accounts. The increase in other income was attributable to: (1) a $105,000 increase in ATM fees collected from non-customer transactions; (2) a $28,000 increase in master money debit card interchange fees; and (3) a $15,000 recovery received in early 1997 relating to physical damages occurring at a branch facility.

The Corporation's total consolidated noninterest expense increased $113,000 or 1.2% for the nine months ended September 30, 1997 when compared to the same period in 1996. This increase was a result of an increase of $210,000 or 4.2% in salaries and employee benefits, an increase of $70,000 or 4.5% in net occupancy and equipment expenses and a $32,000 increase in deposit insurance premium expenses, offset by a decrease of $199,000 or 6.8% in total other expenses.

The decrease in total other expenses was attributable to: (1) a decrease of $124,000 in advertising expenses; (2) a decrease of $90,000 in legal related costs; and (3) a decrease of $53,000 in professional advisory fees, all offset by increases in overall administrative expenses.

Federal Income Taxes
--------------------

Federal income tax expense increased $35,000 or 3.5% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was the result of an increase in pre-tax income offset by an increase tax-exempt interest earned.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $19,105,000 at September 30, 1997.

Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. The Corporation manages its rate sensitivity position to minimize fluctuation in the net interest margin and to minimize the risk due to changes in interest rates, thereby attempting to achieve consistent growth of net interest income.

The difference between a financial institution's interest-sensitive assets (i.e. assets which will mature or reprice within the same time period) and interest-sensitive liabilities (i.e., liabilities which will mature or reprice within the same period) is commonly referred to as its "Gap" or "Interest Rate Gap." An institution having more interest rate sensitive assets than interest sensitive liabilities within a given time period is said to have a "positive gap"; an institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time period is said to have a "negative gap."

---------------------------------------------------

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of September 30, 1997:

                           Within 3     3-12       1-5       Over
                            Months     Months     Years    5  Years    Total
                           --------   --------   -------   --------   --------
                                              (In thousands)
Federal funds sold         $  7,745   $      -   $     -   $      -   $  7,745
Investment securities:
  Taxable                     3,220      7,655    41,479      6,462     58,816
  Non-taxable                   210        275     3,085      9,091     12,661
Loans                        50,688     51,512   139,702    113,001    354,903
                           --------   --------   -------   --------   --------
    Total earning assets     61,863     59,442   184,266    128,554    434,125
                           --------   --------   -------   --------   --------
Interest-bearing demand
  deposits                    7,026          -    21,195      6,909     35,130
Savings deposits              6,649      6,649    13,410      6,540     33,248
Money Market deposits        16,957     28,263    11,305          -     56,525
Time deposits                49,880     84,025    84,088      4,749    222,742
Short term borrowings             -      4,000         -          -      4,000
Other borrowings                  -     20,000         -          -     20,000
                           --------   --------   -------   --------   --------
    Total interest-bearing
      liabilities            80,512    142,937   129,998     18,198    371,645
                           --------   --------   -------   --------   --------
Interest rate sensitivity
  gap                      $(18,649)  $(83,495)  $54,268   $110,356   $ 62,480
                           ========   ========   =======   ========   ========
Cumulative interest rate
  sensitivity gap          $(18,649) $(102,144) $(47,876) $ 62,480
                           ========  =========  ========  ========

Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets             (4.30%)   (23.53%)  (11.03%)   14.39%
                           ========  =========  ========  ========

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

The Corporation's Tier I, total risk-based capital and leveraged capital ratios consisted of the following:

                               September 30, 1997      December 31, 1996
                             ---------------------   ---------------------
                               Amount   Percentage    Amount    Percentage
                              --------   ----------   --------   ----------
                                         (Dollars in thousands)
 Total Capital:
  (to Risk Weighted Assets)
  Actual                      $ 39,444     11.33%     $ 36,643     11.95%
  For Capital Adequacy          27,862      8.00        24,522      8.00
                              --------    ------      --------    ------
  Excess                      $ 11,582      3.33%     $ 12,121      3.95%
                              --------    ------      --------    ------
Tier I Capital:
  (to Risk Weighted Assets)
  Actual                      $ 36,008     10.34%     $ 33,409     10.90%
  For Capital Adequacy          13,931      4.00        12,261      4.00
                              --------    ------      --------    ------

  Excess                      $ 22,077      6.34%     $ 21,148      6.90%
                              --------    ------      --------    ------
Tier I Capital:
  (to Average Assets)
  Actual                      $ 36,008      7.91%     $ 33,409      8.25%
  For Capital Adequacy          18,201      4.00        16,208      4.00
                              --------    ------      --------    ------

  Excess                      $ 17,807      3.91%     $ 17,201     4.25%
                              --------    ------      --------    ------

                        CENTURY FINANCIAL CORPORATION
                         PART II - OTHER INFORMATION


ITEM  1.  Legal Proceedings

          None

ITEM  2.  Changes in Securities

          None

ITEM  3.  Defaults upon Senior Securities

          None

ITEM  4.  Submission of Matters to a Vote of Security Holders

          None

ITEM  5.  Other Information

          None

ITEM  6.  Exhibits and reports on Form 8-K

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


                              Century Financial Corporation


Date:  October 31, 1997   By:  /s/   Joseph N. Tosh, II
                          --------------------------------
                             Joseph N. Tosh, II
                             President and Chief Executive Officer
                             (Principal Executive Officer)


Date:  October 31, 1997   By:  /s/   Donald A. Benziger
                          ---------------------------------
                             Donald A. Benziger
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)