Form 10-K
period 1997-12-31
CENTURY FINANCIAL CORP
filed 1998-03-02
CIK 820414

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

         [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
        [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 0-17416

                         CENTURY FINANCIAL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                             25-1553790
     -----------------                                        --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                               ONE CENTURY PLACE
                        ROCHESTER, PENNSYLVANIA  15074
                      ----------------------------------
              (Address of principal executive offices)(Zip code)
                                (412) 774-1872
                              ------------------
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   Common Stock, par value $0.835 per share
                   ----------------------------------------
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of Common Stock held by nonaffiliates (based upon the closing sale price on the NASDAQ National Market System on February 20, 1998), was approximately $144,282,000.
Number of shares of Registrant's common stock outstanding at February 20, 1998:
5,107,336.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                         CENTURY FINANCIAL CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I

     ITEM 1.    Business                                                  1-13

     ITEM 2.    Properties                                                  13

     ITEM 3.    Legal Proceedings                                           13

     ITEM 4.    Submission of Matters to a Vote of Security Holders         13

PART II

     ITEM 5.    Market for the Registrant's Common Stock and Related
                Stockholder Matters                                         14

     ITEM 6.    Selected Financial Data                                     15

     ITEM 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      16-30

     ITEM 7.A.  Quantitative and Qualitative Disclosures
                About Market Risk                                           31

     ITEM 8.    Financial Statements and Supplementary Data              32-56

     ITEM 9.    Disagreements on Accounting and Financial Disclosure        57

PART III

     ITEM 10.   Directors and Executive Officers of the Registrant       57-58

     ITEM 11.   Executive Compensation                                   59-62

     ITEM 12.   Security Ownership of Certain Beneficial Owners and         63
                Management

     ITEM 13.   Certain Relationships and Related Transactions              63

PART IV

     ITEM 14.   Exhibits, Financial Statement Schedules and Reports on      65
                Form 8-K

     Exhibit Index                                                          65

     Signatures                                                          66-67

                                    PART I

ITEM 1.   BUSINESS

     GENERAL
     -------

     Century Financial Corporation (Corporation) is a Pennsylvania corporation and is registered under the Holding Company Act. The Corporation was organized in 1987 to be the holding company of Century National Bank and Trust Company (Century). The Corporation and its subsidiary derive substantially all their income from banking and bank - related services which includes interest earnings on commercial, commercial mortgage, residential real estate, and consumer loan financing as well as interest earnings on investment securities and deposit services to its customers. Century provides banking services to Southwestern Pennsylvania. In 1989, the Corporation acquired the Independent Bankers Computer Services (IBCS), a data processing center. Effective April 1, 1995, Independent Bankers Computer Services was dissolved and its operations integrated with Century National Bank and Trust Company. IBCS was not a significant segment of the Corporation's business. The Corporation is supervised by the Federal Reserve Board while Century is subject to regulation and supervision by the Office of the Comptroller of the Currency.

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

     Century engages in full service commercial and consumer banking and trust services. Century provides services to its customers through its network of thirteen full service community branches which includes drive-in facilities. Century's services include accepting time, demand and savings deposits including NOW accounts, regular savings accounts, Money Market accounts, certificates of deposit, and club accounts. Its services also include commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans, and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Century's business loans include seasonal credit collateral loans, and term loans. During the five year period beginning in 1993 and ending in 1997, the Corporation's combined total assets have grown from approximately $318 million in 1993 to approximately $459 in 1997.

     Trust services provided by Century include services as executor and trustee under will and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing and employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and escrow agent.

     Century's primary business activities are heavily dependent upon the use of sophisticated computer systems. As the millennium ("year 2000" or "Y2K") approaches, many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, Century has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

     Century has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. Century does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations.

     -------------------

     As of December 31, 1997, Century had a total of 165 full-time employees and 46 who were part-time.

     SUPERVISION AND REGULATION
     --------------------------

     The Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the Act), and the Securities and Exchange Commission.

     Century is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. It is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA has significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covers a wide area of Banking regulatory issues. The FDIC Improvement Act deals with the capitalization of the Bank Insurance Fund (BIF), with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. The FDIC refunded $193,000 to the Corporation in September, 1995 as a result of the FDIC lowering the insurance premium for bank institutions meeting certain capital requirements. In addition, the FDIC eliminated the premium for 1996, and for 1997, the Corporation's premium assessment was approximately
     1.29 cents per $100 of insured deposits.

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

     -----------------------

     Century has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Century has not experienced any significant seasonal fluctuations in the amount of its deposits. None of the Century's deposits are from outside of the United States.

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

     STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES
     -------------------------------------------------

     I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          Information required by this section is included under Part II, Item
          7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     II.  INVESTMENT PORTFOLIO

          A.  Book Value of Investment Portfolio

          The following table sets forth the carrying value of investments as of the dates indicated.

                                                                                     December 31,
                                                                    ---------------------------------------------------
                                                                         1997             1996               1995
                                                                    --------------    -------------      --------------
          AVAILABLE FOR SALE
          U.S. Treasury securities                                  $      4,969      $     7,231        $     9,217
          U.S. Government agency securities                               23,941           18,224             25,271
          Obligations of states and political subdivisions                14,178           14,829             20,847
          Mortgage-backed securities and collateralized
            mortgage obligations                                          18,236           21,029             28,224
          Other securities                                                 3,988            8,540             12,925
          Equity securities                                                1,407            1,299              1,207
                                                                    --------------    -------------      --------------

              Total                                                 $     66,719      $    71,152        $    97,691
                                                                    ==============    =============      ==============

          B. Maturity and Yield Information

          The following table sets forth the maturity of investments at December 31, 1997, and the weighted average yields of such investments. The yields reflected are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                                        1 Year         5 Years
                                         Within 1       Through        Through          Over
             Amount                        Year         5 Years        10 Years       10 Years       Total
          --------------                ----------     ---------      ----------     ----------     -------
                                                      (Amounts in thousands)
          U.S. Treasury securities      $  2,002       $  3,032       $      -       $      -       $  5,034
          U.S. Government agency
           securities                      1,490         21,641          1,039              -         24,170
          Obligations of states and
           political subdivisions          1,284          2,430          6,782          4,126         14,622
          Mortgage-backed securities
           and collateralized
            mortgage obligations           1,533          4,328          4,552          7,977         18,390
          Other securities                 2,001          2,023              -              -          4,024
          Equity securities                    -              -              -          1,407          1,407
                                        --------       --------       --------       --------       --------

              Total                     $  8,310       $ 33,454       $ 12,373       $ 13,510       $ 67,647
                                        ========       ========       ========       ========       ========

          Weighted Average
               Yield
          -----------------
          U.S. Treasury securities          5.88%          6.09%             -              -
          U.S. Government agency
           securities                       4.95%          6.86%          8.25%             -
          Obligations of states and
           political subdivisions           7.48%          6.34%          5.98%          6.52%
          Mortgage-backed securities
           and collateralized
            mortgage obligations            6.35%          6.80%          6.20%          7.27%
          Other securities                  7.85%          6.75%             -              -
          Equity securities                    -              -              -           6.33%
                                         --------       --------       --------       --------

              Total                         6.52%          6.74%          6.25%          6.94%
                                         ========       ========       ========       ========

          Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion discounted.

          C. Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

          Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Corporation's shareholders' equity at December 31, 1997.

     III. LOAN PORTFOLIO

          A. Types of Loans

          The following table presents the Corporation's loan classifications at the end of each of the last five years.

                                                                      December 31,
                                   ---------------------------------------------------------------------------------------------
                                        1997               1996                1995                 1994               1993
                                   --------------      -------------       -------------       --------------      -------------
                                                                           (In thousands)
          Commercial, financial
           and agricultural        $     90,423        $    78,666         $    62,945         $    44,514         $    40,523
          Real estate-
           construction                  10,262             11,042              12,918               7,957               6,556
          Real estate-mortgage          156,338            124,957              99,484             103,089              96,247
          Installment loans to
           individuals                   85,777             83,637              75,295              77,109              51,157
          Tax exempt loans               23,838             20,385              15,509              10,456              13,963
                                   ------------        -----------         -----------         -----------         -----------
                                        366,638            318,687             266,151             243,125             208,446
          Less unearned income           12,717             10,677               8,539               7,859               5,389
                                   ------------        -----------         -----------         -----------         -----------

               Total               $    353,921        $   308,010         $   257,612         $   235,266         $   203,057
                                   ============        ===========         ===========         ===========         ===========

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

          B.   Maturities and Sensitivities of Loans to Changes in Interest
               Rates

          The following table shows the maturity of commercial and real estate-construction loans outstanding as of December 31, 1997 and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                      December 31, 1997
                                                 --------------------------------------------------------------
                                                                           Maturing
                                                 --------------------------------------------------------------
                                                                  1 Year
                                                   Within         Through           After
                                                   1 Year         5 Years           5 Years           Total
                                                 ----------      ---------         ---------        ---------
                                                                       (In thousands)
     Commercial, financial  and agricultural     $  20,095       $  29,577         $  40,751        $  90,423
     Real estate-construction                        5,772             930             3,560           10,262
                                                 ---------       ---------         ---------        ---------

          Total                                  $  25,867       $  30,507         $  44,311        $ 100,685
                                                 =========       =========         =========        =========

     Sensitivity of loans to interest rates:
      Predetermined interest rates                               $  23,690         $  41,247
      Floating interest rates                                        6,817             3,064
                                                                 ---------         ---------

          Total                                                  $  30,507         $  44,311
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

          The following table sets forth information regarding non-performing assets:

                                                                 December 31,
                                      -------------------------------------------------------------------------------
                                          1997             1996               1995            1994           1993
                                      ------------     ------------       ------------    ------------   ------------
                                                                       (In thousands)
           Non-accrual loans          $    3,664       $      872         $     901       $    1,317     $     425
           Loans past due 90
            days or more                      73              223               266              539           167
           Restructured loans                  -                -                 -                 -            -
                                      ----------       ----------         ---------       -----------    ---------
             Total non-performing
              loans                        3,737            1,095             1,167             1,856          592
                                      ----------       ----------         ---------       -----------    ---------

          Other real estate owned              -                -                 -                18          402
                                      ----------       ----------         ---------       -----------    ---------
             Total non-performing
              assets                  $    3,737       $    1,095         $   1,167       $     1,874    $     994
                                      ==========       ==========         =========       ===========    =========

          Non-performing loans
           to total loans                   1.06%            0.36%             0.45%             0.79%        0.29%
          Non-performing assets
           to total assets                  0.82%            0.27%             0.31%             0.56%        0.31%
          Non-performing assets to
           allowance for loan loss         79.22%           33.86%            38.86%            58.45%       32.38%

          While it is impossible to predict what 1998 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

     IV.  SUMMARY OF LOAN LOSS EXPERIENCE

          A. Analysis of Loan Loss Experience

          The following table summarizes the Corporations loan loss experience for each of the five years presented.

                                                                 December 31,
                                      -------------------------------------------------------------------------------
                                          1997             1996               1995            1994           1993
                                      ------------     ------------       ------------    ------------   ------------
                                                                     (Dollars In Thousands)
          Balance, at January 1,      $     3,234      $    3,003         $     3,206     $    3,070     $    2,472
          Charge-offs:
           Commercial loans                    72              68                   -              1             26
           Real estate mortgages                -               -                  49              -              3
           Installment loans                  607             399                 426            175            129
                                      -----------      ----------         -----------     ----------     ----------
               Total charge-offs              679             467                 475            176            158
                                      -----------      ----------         -----------     ----------     ----------
          Recoveries:
           Commercial loans                    29              20                   4             10             98
           Real estate mortgages                3               2                   7              -              -
           Installment loans                   60              51                  21             32             33
                                      -----------      ----------         -----------     ----------     ----------
               Total recoveries                92              73                  32             42            131
                                      -----------      ----------         -----------     ----------     ----------

          Net charge-offs                     587             394                 443            134             27
                                      -----------      ----------         -----------     ----------     ----------

          Provision charged to
           operations                       2,070             625                 240            270            625
                                      -----------      ----------         -----------     ----------     ----------

          Balance, at
           December 31,               $     4,717      $    3,234         $     3,003     $    3,206     $    3,070
                                      ===========      ===========        ===========     ==========     ==========

          Net charge-offs as a
           percent of average
           loans, net of unearned            0.17%           0.14%               0.18%          0.06%          0.01%
                                      ===========      ===========        ===========     ==========     ==========

          The Corporation believes that the allowance for loan losses at December 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1997.

          B.   Allocation of the Allowance for Loan Losses

          The allocation of the allowance for loan losses is based upon Management's periodic and systematic review and evaluation of individual loans, overall risk characteristics of potential credit concentrations, past experience with losses, the impact of economic conditions on borrowers, and risk elements associated with particular loan categories. The allowance for loan loss is available to absorb credit losses arising from individual or portfolio segments. When losses on specific loans are identified, Management charges off the portion deemed uncollectible.

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

     The following table shows the allocation of the allowance for loan losses for each of the last five years:

                                                           December 31,
                              -----------------------------------------------------------------------
                                 1997           1996           1995           1994           1993
                              -----------    -----------    -----------    -----------    -----------
                                                          (In thousands)
     Commercial, financial
      and agricultural        $    2,025     $    1,010     $      720     $      859     $      813
     Real estate-
      construction                     -              -              -              -              -
     Real estate-mortgage            851            641            521            582            507
     Installment loans to
      individuals                    955            815            733            751            502
     Unallocated                     886            768          1,029          1,014          1,248
                              -----------    -----------    -----------    -----------    -----------

       Total                  $    4,717     $    3,234     $    3,003     $    3,206     $    3,070
                              ===========    ===========    ===========    ===========    ===========

     The following table shows the percentage of loans in each category to total loans for each of the last five years:

                                                           December 31,
                              -----------------------------------------------------------------------
                                 1997           1996           1995           1994           1993
                              -----------    -----------    -----------    -----------    -----------
     Commercial, financial
      and agricultural            31.2%          31.1%          29.5%          22.6%          26.1%
     Real estate-
      construction                 2.8%           3.5%           4.9%           3.3%           3.1%
     Real estate-mortgage         42.6%          39.2%          37.4%          42.4%          46.2%
     Installment loans to
      individuals                 23.4%          26.2%          28.2%          31.7%          24.6%
                              -----------    -----------    -----------    -----------    -----------

       Total                     100.0%         100.0%         100.0%         100.0%         100.0%
                              ===========    ===========    ===========    ===========    ===========

V.   DEPOSITS

     A.  Average Deposits and Rates Paid by Type

     The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                                                     Year Ended December 31,
                                                       --------------------------------------------------
                                                            1997             1996               1995
                                                       --------------    -------------      -------------
                                                                     (Amounts in thousands)
                   Amount
     ---------------------------------------
     Noninterest-bearing demand deposits               $    44,059       $    41,157        $    40,079
     Interest-bearing demand deposits                       35,792            34,567             31,518
     Savings deposits                                       33,180            34,972             37,483
     Money market                                           57,877            49,304             49,178
     Time deposits                                         210,947           178,167            165,474
                                                       --------------    -------------      -------------

       Total                                           $   381,855       $   338,167        $   323,732
                                                       ==============    =============      =============

                    Rate
     ---------------------------------------
     Noninterest-bearing demand deposits                         -                 -                  -
     Interest-bearing demand deposits                         0.96%             0.97%              0.96%
     Savings deposits                                         1.99%             2.02%              2.05%
     Money market                                             3.22%             2.28%              2.29%
     Time deposits                                            6.36%             6.11%              6.06%

     B.  Maturities of Time Deposits of $100,000 or More

     The following table sets forth the remaining maturity of time certificates of deposits of $100,000 or more at December 31, 1997.

                                          December 31,
                                              1997
                                         --------------
                                         (In thousands)
     3 months or less                    $       2,687
     Over 3 through 6 months                    21,161
     Over 6 through 12 months                    3,387
     Over 12 months                             11,074
                                         --------------

       Total                             $      38,309
                                         ==============

VI.  RETURN ON EQUITY AND ASSETS

     The following table sets forth the operating and capital ratios for the periods indicated:

                                     1997             1996            1995
                                --------------    -------------   -----------
     Return on average assets         0.96%            1.26%           1.18%
     Return on average equity        11.85%           15.00%          14.48%
     Dividend payout ratio           50.40%           38.47%          41.94%
     Equity to assets ratio           8.10%            8.41%           8.13%

VII. SHORT-TERM BORROWINGS

     The required information is presented under Part II, Item 8. - Financial Statements and Supplementary Data.

ITEM 2. PROPERTIES

     The Corporation's executive offices are located at One Century Place, Rochester, Pennsylvania, in a building owned by Century and which also contains Century's main office. In addition, Century owns eight other properties in Beaver County, Pennsylvania, and one property in Butler County, Pennsylvania all of which are used as a branch facility, at the following locations: 2522 Darlington Road, Beaver Falls; Third Avenue Freedom; Seventh Street and Midland Avenue, Midland; 1001 Pennsylvania Avenue, Monaca; Third Avenue, New Brighton; 800 Brodhead Road, Aliquippa; 700 Merchant Street, Ambridge; 716 Fourteenth Street, Beaver Falls; and Rt 19 and Cranberry Square, Mars. Century leases three additional properties located at: 613 Beaver Valley Mall, Monaca; Northern Lights Shoppers City, Baden; and Third Avenue and Buffalo Street, Beaver.

     All facilities and equipment are periodically appraised for insurance purposes and Management asserts that all properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

     The required information is presented under Part II, Item 8. - Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     Century Financial Corporation's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "CYFN." Prior to June 3, 1996, the Corporation's stock was not listed on an organized exchange. At December 31, 1997, the Corporation had approximately 1,100 shareholders of record. The following tables set forth the high and low market prices for the periods indicated:

     Stock Prices:

                1997                    High                Low
          ------------------       --------------      -------------
          First quarter            $    12.17          $    10.58
          Second Quarter                17.00               14.25
          Third Quarter                 18.00               15.38
          Fourth Quarter                30.88               16.25

                1996                    High                Low
          ------------------       --------------      -------------

          First quarter            $     9.59          $     9.00
          Second Quarter                12.00               10.50
          Third Quarter                 11.67               10.67
          Fourth Quarter                11.33               10.25


     Dividends Declared:

                1997
          ------------------

          First quarter            $     0.10
          Second Quarter                 0.11
          Third Quarter                  0.11
          Fourth Quarter                 0.11
                                   --------------

            Total                  $     0.43
                                   ==============

                1996
          ------------------

          First quarter            $     0.09
          Second Quarter                 0.10
          Third Quarter                  0.10
          Fourth Quarter                 0.10
                                   --------------

            Total                  $     0.39
                                   ==============

     All stock prices and dividends have been restated to reflect a three-for-two stock split paid in May 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the periods indicated.

                                                      Year Ended December 31,
                                   -----------------------------------------------------------------------------------------
                                          1997              1996                1995             1994              1993
                                   ------------------  ---------------     --------------    -------------     -------------
     Summary of Earnings
     --------------------------
     Interest income               $       34,642      $      30,564       $     27,685      $    23,302       $     22,368
     Interest expense                      17,246             13,866             12,625            9,454              9,331
                                   ------------------  ---------------     --------------    -------------     -------------
     Net interest income                   17,396             16,698             15,060           13,848             13,037
     Provision for loan losses              2,070                625                240              270                625
                                   ------------------  ---------------     --------------    -------------     -------------
     Net interest income after
      provision for loan losses            15,326             16,073             14,820           13,578             12,412
     Other income                           3,158              2,716              2,574            2,739              2,293
     Other expenses                        13,394             12,613             11,740           11,516             10,819
                                   ------------------  ---------------     --------------    -------------     -------------
     Income before income
      taxes                                 5,090              6,176              5,654            4,801              3,886
     Income taxes                             868              1,270              1,386            1,120                539
                                   ------------------  ---------------     --------------    -------------     -------------

       Net income                  $        4,222      $       4,906       $      4,268      $     3,681       $      3,347
                                   ==================  ===============     ==============    =============     =============

     Per Share Data (1)
     --------------------------
     Basic earnings per share      $         0.83      $        0.97       $       0.84      $      0.73       $       0.66
     Diluted earnings per share              0.82               0.96               0.84             0.73               0.66
     Dividends declared                      0.43               0.39               0.37             0.27               0.25
     Book value per share at
      period end                             7.21               6.75               6.27             5.48               5.15
     Average shares outstanding:
     Basic                              5,065,901          5,054,070          5,059,983        5,046,659          5,043,425
     Diluted                            5,139,955          5,090,899          5,070,242        5,056,096          5,047,889

     Balance Sheet Data
     --------------------------
     (at end of period)
     Assets                        $      458,532      $     412,858       $    376,989      $   331,780       $    317,936
     Deposits                             392,926            363,394            328,325          298,039            285,395
     Loans, net of unearned
      income                              353,921            308,010            257,612          235,266            203,057
     Allowance for loan losses              4,717              3,234              3,003            3,206              3,070
     Investment securities                      -                  -                  -           38,213             80,989
     Investment securities
      available for sale                   67,647             71,873             99,052           38,672                  -
     Stockholders' equity                  36,708             34,036             31,742           27,656             25,962

          (1) Per share amounts have been restated, giving effect for a six-for-five stock split declared April 21, 1993, a six-for-five stock split declared December 15, 1994 and a three-for-two split declared April 28, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except shares and per share data)

Summary of Financial Condition
------------------------------

The consolidated assets of Century Financial Corporation were $458,532 at December 31, 1997, an increase of $45,674 or 11.1% over assets at December 31, 1996. Contributing to 1997's asset growth was an increase in net loans receivable offset by a reduction in investment securities available for sale. The increase in net loans receivable was a result of a strong increase in loan demand during 1997, with much of the growth being funded by a combination of assets and liability sources consisting of maturing investment securities, deposits and Federal Home Loan Bank borrowings. Total earning assets which principally include loans, investment securities and federal funds sold equaled $434,448 at December 31, 1997 and represented an increase of $45,432 or 11.7% over total earning assets at December 31, 1996. Average earning assets equaled 95.0% of total average assets at year-end for 1997 compared to 95.1% at year-end 1996. The composition of average earning assets changed moderately from 1996 to 1997, with loans and securities comprising 81.0% and 16.7% of average earning assets, respectively, in 1997 compared to 76.0% and 23.2%, respectively, at year-end 1996. Total consolidated liabilities increased by $43,002 or 11.4% when compared to total consolidated liabilities as of December 31, 1996. The increase in total liabilities is attributable to an increase in total deposits and total borrowings.

Investment Securities Available for Sale
----------------------------------------

The investment securities available for sale portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on and off-balance sheet positions. The portfolio's scheduled maturities and the expected cash flows from the mortgage-backed securities represent an additional source of liquidity for the Corporation.

The investment portfolio consists primarily of U.S. Treasury and Agency securities, various types of mortgage-backed securities and collaterilized mortgage obligations. At December 31, 1997 the Corporation's investment portfolio was $67,647 versus $71,873 at December 31, 1996, a $4,226 or 5.9%
decrease.

During 1997, scheduled maturities and principal repayments totaled $23,358 and were used primarily to fund higher earning loan growth occurring during the same period, offset by purchases of $18,936.

Loans
-----

Loans, net of unearned income, grew considerably in 1997, increasing by $45,911 or 14.9%. At December 31, 1997, loans represented 81.5% of total earning assets compared to 79.3% at December 31, 1996. The increase in the loan portfolio occurred mostly in commercial and real estate mortgage loans which increased $11,757 or 15.0% and $31,381 or 25.1%, respectively. The result of this growth was due to an overall increase in loan demand, which relates in part to an improving local economy and greater consumer confidence, and to a greater extent, a result of Management's on-going emphasis to manage the net interest margin by generating higher yielding assets, particularly high-quality commercial loans. To support this effort, Century hired additional Business Development Officers whose primary role is to focus on generating lending activity in conjunction with developing other new business in southwestern Pennsylvania.

Deposits
--------

Deposits continue to be Century's primary source for funding its earning assets. Century offers a wide variety of products designed to attract and retain its customers, with a primary focus on core deposits. Total deposits increased $29,532 or 8.1% when compared to total deposits at December 31, 1996. Noninterest and interest-bearing demand deposits increased $6,035 or 14.4% and $2,511 or 7.4%, respectively. Savings remained relatively unchanged while money market accounts decreased $7,934 or 13.1%. The Corporation's growth occurred
mostly in time deposits which increased $29,267 or 15.1%.   The growth in time
deposits is a result of Century conducting several deposit promotions during 1997 of specific terms to support its asset-liability and growth goals. Additionally, this was indicative of trends throughout the industry, which has seen over the past several years, consumers becoming more and more yield conscious.

Borrowings
----------

Century from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Total borrowings at December 31, 1997 increased $13,000 or 118.2% when compared to December 31, 1996. Short term and other borrowings at December 31, 1997 and 1996 consisted solely of borrowings from the Federal Home Loan Bank of Pittsburgh which were used primarily as sources of funds for 1997 and 1996 loan growth.

Summary of Earnings
-------------------

The Corporation's 1997 net income was $4,222, a decrease of $684, or 13.9%, from 1996's net income of $4,906. Basic earnings per share for 1997 were $0.83, compared to $0.97 in 1996 (after being adjusted for the three-for-two stock split paid in May of 1997 and the implementation of Financial Accounting Standards Statement No. 128, Earnings Per Share). Diluted earnings per share were $0.82 in 1997, compared to $0.96 in 1996. The decrease in net income for 1997 was mostly attributable to an increase in the provision for loan losses charged to operations in 1997, which exceeded 1996's total loan loss provision by $1,445. Net income for 1996 when compared to 1995's net income of $4,268 increased by $638 or 15.0%. Basic and diluted earnings per share for 1995, also restated for the 1997 stock split and the implementation of FASB 128, was $0.84. The increase in net income and earnings per share for the 1996 period was a result of a strong increase in net interest income, offset by a lessor increase in noninterest expenses.

-------------------------------

Key industry performance ratios, return on average equity and return on average assets were, 11.85% and .96% in 1997, 15.0% and 1.26% in 1996, and 14.48% and
1.18% in 1995, respectively.

Interest Income
---------------

Total interest income for 1997 increased $4,078 or 13.3% when compared to fiscal 1996. This increase was due to average earning assets increasing $47,429 or 12.8% over 1996's balance, as well as a slight increase in the yield earned on these assets. Total interest income for 1996 increased $2,879 or 10.4% over 1995 as a result of an increase in both the total balance of outstanding earning assets and the yield earned on these assets.

Interest income on loans increased $4,684 or 18.8% during 1997 when compared to 1996. This increase was a result of a $56,747 or 20.2% increase in the average loan balance outstanding during the 1997 period, offset by a slight decrease in the yield earned. Interest income on loans for 1996 increased $3,127 or 14.3% which was a result of increases in the average balance outstanding and the yield earned.

Interest income earned on investment securities decreased in 1997 by $969 or 17.7% and $179 or 3.2% in 1996, when compared to the prior year periods. These decreases were mostly a result of a decrease in the average balances outstanding for 1996 and 1997. The decrease in these portfolio balances for the periods indicated are a result of Century concentrating on it's net interest margin by funding higher earning loan growth with lower earning maturing investment securities.

Interest Expense
----------------

Total interest expense increased $3,380 or 24.4% in 1997 compared to 1996. This increase was due to a $44,464 or 14.3% increase in the average balance of total interest-bearing liabilities outstanding during 1997 as well as an increase of 40 basis points on the average rate paid on these funds. Total interest expense for 1996 increased $1,241 or 9.8% as a result of an increase of $21,408 or 7.4% in the average balance outstanding in 1996 over 1995 as well as an increase in the rate paid during the same period.

Interest expense on deposits for 1997 increased $3,232 or 24.8% over 1996's interest expense due to a $40,786 or 13.7% increase in total average interest-bearing deposits outstanding in 1997 as well as an increase on the rate paid on these deposits during the same period. The increase in the balances and rates paid on deposits in 1997 was due, in part, from Century conducting several successfully aggressive deposit promotions throughout 1997. The bank continues to see greater competition and demand for local deposits, which is consequently resulting in paying higher rates for deposits. Interest expense on deposits for 1996 increased $820 or 6.7% when compared to fiscal 1996 and was due to increases in both the average balance of deposits outstanding and the rate paid.

---------------------------

Interest expense on total borrowings increased $148 or 18.2% in 1997 when compared to 1996. This increase was due to an increase of $3,678 or 26.7% in the average balance of borrowed funds outstanding, as well as an increase of 39 basis points in the rate paid on these funds. Interest expense on total borrowings for 1996 increased $421 or 107.7% over 1995 and was also due to an increase in the average balance of borrowed funds outstanding during the period, offset by a decrease in the rate paid. Proceeds from these increases were used to partially help fund the strong loan growth occurring during the same periods. The increase in the 1996 average balance outstanding was offset by a decrease of $1,500 in matured subordinated notes previously issued by the bank.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Corporations' earnings. Interest rate fluctuations, as well as changes in the amounts and type of earning assets and interest-bearing liabilities combine to effect net interest income.

Net interest income for 1997 totaled $17,396, an increase of $698, or 4.2%, over 1996. Net interest income for 1996 was $16,698, representing a $1,638 or 10.9% increase over 1995's level. The increase in net interest income for both 1997 and 1996 was the result of an increase in both Century's average earnings assets and the yield earned on these assets, offset by lessor increases in the average balance and rates paid on interest bearing-liabilities.

Interest on loans to and investments in securities of states and political subdivisions are not fully subject to federal income tax. As such, the pretax yields stated on these assets are lower than taxable assets of similar risk and maturity. Therefore, it is also meaningful to analyze net interest income on a tax equivalent basis. The tax equivalent adjustment is based on the federal corporate income tax rate of 34%. Net interest income on a tax equivalent basis increased $918, or 5.1%, in 1997 and $1,954, or 12.2%, in 1996. The following table illustrates the increases over the last three years in actual and tax equivalent net interest income:

                                                 Year Ended December 31,
                                                1997       1996       1995
                                                ----       ----       ----
Net interest income, actual                     $17,396   $16,698   $15,060
Tax equivalent adjustment                         1,554     1,334     1,018
                                                -------   -------   -------
Tax equivalent net interest income              $18,950   $18,032   $16,078
                                                =======   =======   =======

Increase in actual net interest income          $   698   $ 1,638   $ 1,212
Percentage increase                                 4.2%     10.9%      8.8%

Increase in tax equivalent net
   interest income                              $   918   $ 1,954   $ 1,351
Percentage increase                                 5.1%     12.2%      9.2%

------------------------------

Net interest margin is equal to net interest income on a tax equivalent basis divided by average earning assets. It is affected by changes in the level of earning assets, the proportion of earning assets funded by noninterest-bearing liabilities and interest rate spread. The table that follows illustrates that the net interest margin was 4.54% in 1997 compared to 4.87% in 1996 and 4.68% in 1995. The decrease in the margin in 1997 was due mostly to an increase of 40 basis points on the rate paid on interest-bearing liabilities, offset by a slight increase in the yield earned on earning assets. The increase in the rate paid on interest-bearing liabilities for 1997 is mostly due from the increase paid on deposits rates. Deposit rates increased as a result of increased competition and the Corporation's need to generate additional deposit growth. The increase in the net interest margin for 1996 was due to an increase of 27 basis points on the yield earned on earning assets offset by an increase of 10 basis points on the rate paid on interest-bearing liabilities. The mix of earning assets continued to change in 1997 as higher yielding average loans outstanding increased and investment securities decreased.

Average Balances and Average Yields
-----------------------------------

The following table sets forth certain information relating to the Corporation's average balance sheets and statements of income for the years ended December 31, 1997, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods shown.

                                                                           For the year ended
                                      ----------------------------------------------------------------------------------------------
                                                  1997                             1996                              1995
                                      ----------------------------      ---------------------------      ---------------------------
                                                           Average                          Average                          Average
                                      Average               Yield/      Average              Yield/      Average              Yield/
                                      Balance   Interest     Rate       Balance  Interest     Rate       Balance  Interest     Rate
                                      -------   --------   -------      -------  --------   -------      -------  --------   -------
Interest -earning assets:
 Federal funds sold                 $   9,602   $    528     5.50%    $   3,115  $    165     5.30%    $   3,923  $    234     5.96%
 Taxable investment securities         58,085      3,848     6.63%       73,215     4,785     6.54%       81,445     5,012     6.15%
 Non taxable investment
   securities (2)                      11,835        983     8.31%       12,510     1,032     8.25%       11,985       959     8.00%
 Loans (1)(2)                         338,145     30,837     9.12%      281,398    25,916     9.21%      246,379    22,498     9.13%
                                      -------   --------   -------      -------  --------   -------      -------  --------   -------
  Total interest-earning assets       417,667     36,196     8.67%      370,238    31,898     8.62%      343,732    28,703     8.35%
Non interest-earning assets            22,123   --------                 18,921  --------                 18,979  --------
                                      -------                           -------                          -------

  Total assets                      $ 439,790                        $  389,159                        $ 362,711
                                      =======                           =======                          =======

Interest-bearing liabilities:
 Now accounts                       $  35,792        343     0.96%   $   34,567       334     0.97%    $  31,518       303     0.96%
 Money Market accounts                 57,877      1,862     3.22%       49,304     1,122     2.28%       49,178     1,127     2.29%
 Savings deposits                      33,180        661     1.99%       34,972       708     2.02%       37,483       770     2.05%
 Time deposits                        210,947     13,420     6.36%      178,167    10,890     6.11%      165,474    10,034     6.06%
 Short term borrowings                  7,099        399     5.62%        9,388       494     5.26%        2,491       148     5.94%
 Other borrowings                      10,321        561     5.44%        4,354       318     7.30%        3,200       243     7.59%
                                      -------   --------   -------      -------  --------   -------      -------  --------   -------
  Total interest-bearing liabilities  355,216     17,246     4.86       310,752    13,866     4.46%      289,344    12,625     4.36%
                                                --------                         --------                         --------
Non interest-bearing liabilities       49,114                            45,698                           43,889
Stockholders' equity                   35,460                            32,709                           29,478
                                      -------                           -------                          -------
  Total liabilities and
    stockholders' equity            $ 439,790                        $  389,159                        $ 362,711
                                      =======                           =======                          =======

Net earning assets                  $  62,451                        $   59,486                        $  54,388
                                      =======                           =======                          =======
Net interest income                             $ 18,950                         $  18,032                        $ 16,078
                                                  ======                            ======                          ======
Net interest spread (3)                                      3.81%                            4.16%                            3.99%
                                                             =====                            =====                            =====

Net interest margin (4)                                      4.54%                            4.87%                            4.68%

                                                             =====                            =====                            =====


(1) For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding and interest on loans includes fee income.
(2) Yields are computed on a tax equivalent basis using a 34% federal income tax rate.
(3) Net interest rate spread represents the difference between the average yield on interest-earning yield assets, and the average cost of interest-bearing liabilities.
(4) Net interest margin is calculated by dividing the difference between total interest earned and total paid by total interest earning assets.

Rate/Volume Analysis
--------------------

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the changes attributable to the combined impact of volume and rate. The change in interest rate due to both rate and volume in the rate/volume analysis table have been allocated to changes due to rate and volume in proportion to the absolute amounts of the changes in each.

                                           For the year ended December 31,                    For the year ended December 31,
                                                      1997 vs 1996                                       1996 vs 1995
                                       ------------------------------------------      -----------------------------------------
                                               Increase (Decrease) due to:                      Increase (Decrease) due to:
                                       ------------------------------------------      -----------------------------------------
                                                                      Total                                            Total
                                                                     Increase                                         Increase
                                         Volume         Rate         (Decrease)          Volume         Rate          (Decrease)
                                       ----------    ----------      ----------        ----------    ----------       ----------
Interest-earning assets:
 Federal funds sold                    $     356     $      7        $    363          $      (44)   $     (25)       $     (69)
 Taxable investment securities            (1,004)          67            (937)               (580)         353             (227)
 Non taxable investment securities (1)       (56)           8             (48)                 43           30               73
 Loans (1)                                 5,172         (250)          4,922               3,223          195            3,418
                                       ----------    ----------      ----------        ----------    ----------       ----------
  Total interest-earning assets            4,468         (168)          4,300               2,642          553            3,195
                                       ----------    ----------      ----------        ----------    ----------       ----------

Interest-bearing liabilities:
 NOW accounts                                 12           (3)              9                  30            3               33
 Money Market accounts                       217          523             740                   3           (5)              (2)
 Savings deposits                            (36)         (10)            (46)                (51)         (11)             (62)
 Time deposits                             2,068          463           2,531                 775           76              851
 Short term borrowings                      (131)          36             (95)                354           (8)             346
 Other Borrowings                            237            6             243                  84           (9)              75
                                       ----------    ----------      ----------        ----------    ----------       ----------
  Total interest-bearing liabilities       2,367        1,015           3,382               1,195           46            1,241
                                       ----------    ----------      ----------        ----------    ----------       ----------

Net change in net interest income      $   2,101     $ (1,183)       $    918          $    1,447    $     507        $   1,954
                                       ==========    ==========      ==========        ==========    ==========       ==========

(1)  Computed on a tax equivalent basis using a 34% federal income tax rate.

Provision and Allowance for Loan Losses
---------------------------------------

The current expense reflecting expected credit losses is called the provision for loan losses on the Consolidated Statements of Income. Actual losses on loans are charged against the allowance for loan losses, which is a reserve built up on the Consolidated Balance Sheets. These losses are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. The Corporation's policy is to charge off loans when, in Management's opinion, the collection of loan principal is in doubt. All loans charged off are subject to continuous review and concerted efforts are made to maximize the recovery of charged-off loans. In order to determine the adequacy of the allowance for loan losses, Management considers the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other relevant factors. Specific reserves are established for each classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. All credit relationships in excess of $250,000 are reviewed by management and the executive committee of Century's Board of Directors on an annual basis. In addition, loan relationships in excess of $250,000, and any loans rated substandard or lower are reviewed on a quarterly basis and evaluated for the adequacy of payment histories, any changes in collateral and loss exposure, if any, is specifically reserved for. All special mention loans are pooled and a reserve is determined. All homogeneous loans such as consumer installment loans, cash reserve, 1-4 family mortgage loans and unfunded commitments are pooled and the adequacy of the reserve is determined. The allowance is maintained at a level determined according to this methodology by charging the provision to operations.

The provision for loan losses charged to operations in 1997 was $2,070 compared to $625 and $240 charged in the 1996 and 1995 periods, respectively. Actual losses, net of recoveries, were $587 in 1997, $394 in 1996 and $443 in 1995. Net charge-offs as a percentage of the balance of the allowance for loan losses at the beginning of the year was 18.2% in 1997, 13.1% in 1996 and 13.8% in 1995. Total non-performing loans totaled $3,737 at December 31, 1997 compared to $1,095 and $1,167 at the end of the 1996 and 1995 periods, respectively. Total non-performing loans measured as a percentage of the allowance for loan losses at the beginning of the year was 115.5% in 1997, 36.5% in 1996 and 36.4% in 1995. As a result of the increase in 1997's net charge-offs and total non-performing loans, and other principal factors such as the significant loan growth occurring in the 1997 and 1996 periods and Management's continual analysis of the adequacy of the allowance for loan losses, the provision for loan losses charged to operations in 1997 increased by $1,445 or 231.2% to $2,070 from $625 in 1996. As a result of the increase in the provision, actual net charge-offs, when measured as a percentage of the allowance for loan losses at the end of the year was 12.4% in 1997, compared to 12.2% and 14.8% for 1996 and 1995, respectively. The increase in the provision for loan loss charged to operations in 1996 when compared to 1995 was attributable to the increase in actual charge-offs and the increase in the loan portfolio balance during the same period.

Century's allowance for loan losses increased at year-end 1997 to $4,717 from $3,234 at December 31,1996, representing an increase of $1,483 or 45.9%. At December 31, 1997, the allowance represented 1.33% of loans, net of unearned income and 126% of total non-performing assets. This compares to 1.05% of loans, net of unearned income, and 295% of total non-performing assets at the end of 1996.

------------------------------------

The Corporation believes that the allowance for loan losses at December 31, 1997 of $4,717 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31,1997.

Noninterest Income
------------------

Total noninterest income increased $443 or 16.3% in 1997 compared to 1996. It increased $142, or 5.5%, in 1996 compared to 1995. The increase in 1997 was mainly due to increases in income from Trust Department operations, other income and service fees on deposit accounts. 1996's increase was also a result of increased fees from Trust Department operations and other income, but was offset by a decrease in service charges on deposit accounts.

Service charges on deposit accounts increased $24 or 1.7% in 1997 and decreased $48 or 3.2% in 1996. The increase in 1997 was mainly due to moderate increases on service fees charged to customers in 1997 as well as an increase in the number of deposit accounts outstanding. The decrease in service charges on deposits in 1996 was mostly attributable to depositors taking advantage of the opportunity to avoid service charges on their accounts by switching between deposit products or increasing their minimum balances.

Trust income increased $179, or 22.4%, in 1997, after increasing $128, or 19.0%, in 1996. This increased income was attributable to both new accounts and increased values in existing accounts during 1997, 1996 and 1995.

Other noninterest income increased $241 or 51.7%, in 1997, compared to a $47 or 11.2% increase in 1996. The increase in 1997 was mostly due to an increase in ATM related fees, particularly interchange fees from Century's MasterMoney debit cards and ATM transactions for non-customers, which increased $167. Also contributing to the 1997 increase was a $36 gain from the sale of a former branch building which was sold in the fourth quarter of 1997, and to a lessor extent, a one-time recovery of $15 received in early 1997 relating to physical damages occurring at a branch facility. The increase for 1996 was mostly related to increases in debit card and ATM related transactions. These increases were offset by a gain recognized in 1995 from the sale of other real estate owned.

Noninterest Expense
-------------------

Total noninterest expense increased $782, or 6.2%, in 1997 and $873, or 7.4%, in 1996. The major components of these increase were in salaries and employee benefits, other noninterest expenses and net occupancy and equipment expenses. While total noninterest expense for 1997 and 1996 increased 6.2% and 7.4%, respectively, Century's efficiency ratio, which measures the portion of tax equivalent net interest income plus noninterest revenue consumed by noninterest expense, remained relatively unchanged from 60.8% in 1995 to 60.5% in 1997.

------------------------------

Total employee compensation, including salaries, wages and benefits increased $117 or 1.7% in 1997. Salaries and wages increased $338 or 7.1% when compared to 1996. On a per employee basis, salaries and wages increased 4.3% due to merit increases, with the remaining portion of the increase attributable to increases in staffing levels. These increases were offset by an overall decrease in employee benefits expense, particularly the pension and profit sharing plans. The pension plan expense is based on factors such as the actual return generated within the plan, service costs and projected benefit obligations. The profit sharing plan consists of contributions made to the plan based on the profitability of the company, but under certain circumstances, is limited by IRS regulations. Salaries and employee benefits for 1996 increased as a result of increases in compensation expense relating to merit increases and increases in staffing levels.

Net occupancy expense in 1997 increased $47 or 4.4% compared to an increase of $38, or 3.7%, in 1996. The increase in net occupancy expense during 1997 was mostly due to increases in building taxes and an overall general increase in building related expenses. Also contributing to the 1997 increase, was the additional cost associated with the opening of a new branch facility in late 1997. The increase in 1996 was due to increases in building maintenance agreements and overall building related expenses.

Equipment expense increased $24 or 2.3%, and $105 or 11.4%, for both 1997 and 1996, respectively. Equipment expense for 1997 remained relatively stable while the increase in 1996 was attributable to the upgrading of computer related equipment, including the implementation of a new wide area PC network, the addition of new personal computers, and the purchase of a new mainframe computer system.

The FDIC deposit insurance premium expense for 1997 increased $43 in 1997 and decreased by $345 in 1996. The decrease for 1996 was a result of the elimination of the premium rate paid on funds that are insured by the Bank Insurance Fund
(BIF) for institutions with strong capital levels and supervisory ratings and the overcapitalization of the BIF fund. For 1997, the FDIC deposit insurance premium rate was increased, resulting in an increase in the Corporation's deposit premium insurance expense.

Other expenses increased $551, or 14.5%, in 1997 and $317 or 9.1% in 1996. The increase in 1997 was due to: (1) expenses relating to the pending merger that was announced in late 1997. Costs associated with the merger for 1997 include professional and advisory fees, accounting fees and employee related meetings. The professional, accounting and advisory expenses are a result of fees paid to financial advisors and consultants relating to the merger negotiations and the subsequent completion of a due-diligence study, which were all performed within the fourth quarter of 1997. (2) Also contributing to the increase in 1997's noninterest expense was an increase in PA shares tax expense; (3) an increase in ATM related expenses; and (4) an increase in cost associated with loan repossessions. The increase in noninterest income for 1996 was a result of: (1) costs relating to the initial setup fee and annual service fees thereafter, associated with the Corporation becoming a member of the NASDAQ stock market exchange; (2) an increase in advertising costs relating to deposit and loan promotions; (3) a general increase in stationary, supplies and telephone expenses; and (4) an increase in employee tuition reimbursement expense.

Income Taxes
------------

The provision for income tax was $868 in 1997 compared to $1,270 in 1996. This represents a decrease of $402 in 1997, and $116 in 1996. The decrease in 1997 is due to a decrease of $1,086 in taxable income and an increase in tax exempt interest. The decrease in 1996 was a result of an increase in tax exempt interest earned, offset by an overall increase in taxable income.

Risk Management
---------------

The Corporation's ordinary course of business involves varying degrees of risk taking, the most significant of which are credit, liquidity and interest rate risk. To manage these risks, Century maintains a risk management process that identifies, measures and controls it's business risks.

Credit Risk
-----------

Credit risk represents the possibility a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the banking services industry and results from extending credit to customers, purchasing securities and entering into off-balance-sheet financial derivative transactions, of which, the Corporation has no off-balance-sheet financial deravitive transactions. The Corporation seeks to manage credit risk through diversification, limiting exposure to any single industry or customer, and requiring collateral.

Liquidity
---------

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. In addition, the classification of all investments as available for sale also greatly enhances liquidity. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-bearing deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $22,532 at December 31, 1997.

Interest Rate Sensitivity Risk
------------------------------

Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. The Corporation manages its rate sensitivity position to minimize fluctuation in the net interest margin and to minimize the risk due to changes in interest rates, thereby attempting to achieve consistent growth of net interest income.

------------------------------------------

The difference between a financial institution's interest rate sensitive assets, i.e. assets which will mature or reprice within the same time period, and interest rate liabilities, i.e. liabilities which will mature or reprice within the same time period, is commonly referred to as its "gap." An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to have a "positive gap"; an institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time period is said to have a "negative gap."

The table below is presented in conformity with industry practice and reflects the effective maturity of various liability products with an indeterminate maturity as of December 31, 1997:

                               Within 3            3-12             1-5             Over
                                Months            Months           Years          5 Years         Total
                              ----------        -----------      ----------     ------------    -----------
Interest bearing deposits
    in other banks            $    1,645        $        -       $       -      $         -     $     1,645
Federal funds sold                11,235                 -               -                -          11,235
Investment securities:
  Taxable                          2,221              6,651          39,780            6,173         54,825
  Non-taxable                         -                 780           2,755            9,287         12,822
Loans                             71,343             50,455         148,062           84,061        353,921
                              ----------        -----------      ----------     ------------    -----------
   Total earning assets           86,444             57,886         190,597           99,521        434,448
                              ----------        -----------      ----------     ------------    -----------

Interest-bearing demand
    deposits                       7,253                 -           21,880            7,132         36,265
Savings deposits                   6,656              6,656          13,422            6,544         33,278
Money Market deposits             15,757             26,261          10,505               -          52,523
Time deposits                     13,929             90,036          96,561           22,340        222,866
Short term borrowings              4,000                 -               -                -           4,000
Other borrowings                      -                  -           20,000               -          20,000
                              ----------        -----------      ----------     ------------    -----------
   Total interest-bearing
    liabilities                   47,595            122,953         162,368           36,016        368,932
                              ----------        -----------      ----------     ------------    -----------

Interest rate sensitivity
    gap                       $   38,849        $   (65,067)     $   28,229     $     63,505    $    65,516
                              ==========        ===========      ==========     ============    ===========

Cumulative interest rate
    sensitivity gap           $   38,849        $   (26,218)     $    2,011     $     65,516
                              ==========        ===========      ==========     ============

Cumulative interest rate
    sensitivity gap as a
    percentage of total
    earning assets                  8.94%             -6.03%           0.46%           15.08%
                              ===========       =============    ===========    ============

------------------------------------------

The preceded table is a static view of the balance sheet with assets and liabilities grouped into certain time periods. Being measured at a specific point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected earnings streams under various rate scenarios while at the same time adjusting for the anticipated behavior of contractual deposit accounts. Subject to these qualifications, the table reflects a cumulative negative gap for assets and liabilities maturing or repricing in 1998. This cumulative negative gap of $26,218, represents 6.03% of earning assets at December 31, 1997.

Management's Asset/Liability Management Committee monitors the Corporation's interest rate sensitivity position to ultimately achieve consistent growth of net interest income.

At this time, Management is not aware of any known trends, events or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Corporation. Nor is management aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

Capital Resources
-----------------

The Corporation's total consolidated stockholders' equity increased $2,672 or 7.9% when compared to total stockholders' equity at December 31, 1996. This increase is primarily a result of $4,222 in net income earned, less cash dividends declared to shareholders of $2,182 and an increase of $137 in the net unrealized gain on investment securities available for sale. Also contributing to the 1997 increase was a net decrease in the balance of treasury shares outstanding. Total cash dividends of $.43 per share were declared to stockholders in 1997 compared to $.39 per share in 1996. The resulting dividend payout ratio was 50.4% in 1997 and 38.5% in 1996.

-----------------------------

Century Financial Corporation, as a bank holding company, is required to meet certain risk based capital and leverage requirements. The risk-based capital requirements redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of the adequacy of capital. A financial institution's capital is divided into two classes, Tier I and Tier II. The Corporation's Tier I and Tier II capital consisted of the following at December 31, 1997, and 1996:

                                              1997          1996
                                            ---------     ---------
Tier I:
Common shareholders' equity                 $ 36,708      $ 34,036
Less:  Non-exempt intangible assets             (125)         (151)
       Unrealized (appreciation) in
       securities available-for-sale            (613)         (476)
                                            --------      --------
           Total Tier I                       35,970        33,409
                                            --------      --------
Tier II:
Qualifying allowance for loan losses           4,326         3,234
                                            --------      --------
           Total Tier II                       4,326         3,234
                                            --------      --------
                  Total Capital             $ 40,296      $ 36,643
                                            ========      ========
Risk weighted assets                        $345,701      $306,528

Tier I capital ratio                           10.40%     10.90%
Required Tier I capital ratio                   4.00%      4.00%

Total capital ratio                            11.66%     11.95%
Required total capital ratio                    8.00%      8.00%

In addition to risk-based requirements, a leverage ratio test must also be met. The leverage ratio is defined as the ratio of Tier I capital to assets (not risk adjusted). The required ratio for each financial institution will be determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total assets of three percent has been established for top rated financial institutions, with less highly rated or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level. The Corporation's leverage ratio was 7.80% at December 31, 1997.

Inflation and Changing Prices
-----------------------------

Management is aware of the impact inflation has on interest rates and, therefore, the impact it can have on the Corporation's performance. The ability of a financial institution to cope with inflation can be determined by analysis and monitoring of its asset and liability structure. The Corporation monitors its asset and liability position with particular emphasis on the mix of interest rate sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially difference from that of industrial corporations in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in prices. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment. Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, supplies and employee benefit costs. These expenses normally fluctuate more in line with changes in the general price level and are very closely monitored by Management for both the effects of inflation and increases related to such items as staffing levels, usage of supplies and occupancy cost.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this section is included under Part II, Item 7. - Management's Discussion and Analysis of Financial Conditions and Results.

Item 8. Financial Statements and Supplementary Data

                         CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                           1997              1996
                                                                        ----------        ----------
                                                                               (In thousands)
ASSETS
Cash and due from banks                                                $   12,439        $   12,661
Interest-bearing deposits in other banks                                    1,645               343
Federal funds sold                                                         11,235             8,790
Investment securities available for sale                                   67,647            71,873
Loans (net of unearned income of $12,717 and
        $10,677)                                                          353,921           308,010
Less allowance for loan losses                                              4,717             3,234
                                                                        ----------        ----------
        Net loans                                                         349,204           304,776

Premises and equipment                                                     11,562            10,020
Accrued interest and other assets                                           4,800             4,395
                                                                        ----------        ----------

                TOTAL ASSETS                                           $  458,532        $  412,858
                                                                         =========         =========

LIABILITIES
Deposits:
        Noninterest-bearing demand                                     $   47,994        $   41,959
        Interest-bearing demand                                            36,265            33,754
        Savings                                                            33,278            33,625
        Money market                                                       52,523            60,457
        Time                                                              222,866           193,599
                                                                        ----------        ----------
                Total deposits                                            392,926           363,394

Short term borrowings                                                       4,000             7,000
Other borrowings                                                           20,000             4,000
Accrued interest and other liabilities                                      4,898             4,428
                                                                        ----------        ----------
                TOTAL LIABILITIES                                         421,824           378,822
                                                                        ----------        ----------
STOCKHOLDERS' EQUITY
Common stock, par value $.835; authorized 8,000,000 shares;
        issued 5,108,809 and 3,383,943 shares                               4,266             2,826
Additional paid in capital                                                  3,223             2,834
Retained earnings                                                          28,823            28,239
Net unrealized gain on securities                                             613               476
Treasury stock, at cost (16,561 and 20,490 shares)                           (217)             (339)
                                                                        ----------        ----------
                TOTAL STOCKHOLDERS' EQUITY                                 36,708            34,036
                                                                        ----------        ----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  458,532        $  412,858
                                                                        ==========        ==========

See accompanying notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME

                                                                 Year Ended December 31,
                                                          1997            1996            1995
                                                        --------        --------        --------
                                                                     (In thousands)
INTEREST INCOME
        Interest and fees on loans:
                Taxable                               $  27,249       $  23,025       $  20,462
                Tax exempt                                2,368           1,908           1,344
        Interest-bearing deposits in other banks             30               4               1
        Federal funds sold                                  498             161             233
        Investment securities:
                Taxable                                   3,848           4,785           5,012
                Tax exempt                                  649             681             633
                                                        --------        --------        --------
                          Total interest income          34,642          30,564          27,685
                                                        --------        --------        --------

INTEREST EXPENSE
        Deposits                                         16,286          13,054          12,234
        Short term borrowings                               399             494             148
        Other borrowings                                    561             318             243
                                                        --------        --------        --------
                          Total interest expense         17,246          13,866          12,625
                                                        --------        --------        --------

NET INTEREST INCOME                                      17,396          16,698          15,060

Provision for loan losses                                 2,070             625             240
                                                        --------        --------        --------
NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                      15,326          16,073          14,820
                                                        --------        --------        --------
OTHER INCOME
        Service fees on deposit accounts                  1,472           1,448           1,496
        Trust Department income                             980             801             673
        Investment securities gains (losses), net       -                     1             (14)
        Other                                               706             466             419
                                                        --------        --------        --------
                          Total other income              3,158           2,716           2,574
                                                        --------        --------        --------
OTHER EXPENSE
        Salaries and employee benefits                    6,825           6,708           5,950
        Net occupancy expense                             1,112           1,065           1,027
        Equipment expense                                 1,049           1,025             920
        Deposit insurance premium                            44               2             347
        Other                                             4,364           3,813           3,496
                                                        --------        --------        --------
                          Total other expense            13,394          12,613          11,740
                                                        --------        --------        --------

INCOME BEFORE INCOME TAXES                                5,090           6,176           5,654
Income taxes                                                868           1,270           1,386
                                                        --------        --------        --------

NET INCOME                                            $   4,222       $   4,906       $   4,268
                                                        ========        ========        ========

EARNINGS PER SHARE:
        Basic                                         $    0.83       $    0.97       $    0.84
        Diluted                                       $    0.82       $    0.96       $    0.84

See accompanying notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Net
                                                      Additional                                      Unrealized      Total
                                        Common        Paid in         Retained         Treasury       Gain (Loss)     Stockholders'
                                        Stock         Capital         Earnings         Stock          on Securities   Equity
                                     ------------    ------------   ------------     ------------    --------------- --------------
                                                                              (In thousands)
Balance, December 31, 1994            $ 2,810         $ 2,638        $ 22,911      $        -         $  (703)       $ 27,656

Net income                                                              4,268                                           4,268
Dividends ($.37 per share)                                             (1,892)                                         (1,892)
Stock options exercised                    10             117                                                             127
Purchase of Treasury stock                                                               (125)                           (125)
Dividend reinvestment plan                                                 (2)            109                             107
Net unrealized gain on securities                                                                       1,601           1,601
                                      --------        --------        --------        --------        --------        --------
Balance, December 31, 1995              2,820           2,755          25,285             (16)            898          31,742

Net income                                                              4,906                                           4,906
Dividends ($.39 per share)                                             (1,952)                                         (1,952)
Stock options exercised                     6              73                                                              79
Purchase of Treasury stock                                                               (522)                           (522)
Dividend reinvestment plan                                  6                             199                             205
Net unrealized loss on securities                                                                        (422)           (422)
                                      --------        --------        --------        --------        --------        --------
Balance, December 31, 1996              2,826           2,834          28,239            (339)            476          34,036

Net income                                                              4,222                                           4,222
Dividends ($.43 per share)                                             (2,182)                                         (2,182)
Fifty percent stock dividend            1,416                          (1,416)                                              -
Stock options exercised                    24             193             (40)            270                             447
Purchase of Treasury stock                                                               (351)                           (351)
Dividend reinvestment plan                                 34                             183                             217
Employee stock purchase plan                                2                              20                              22
Tax benefit from stock options
  exercised                                               160                                                             160
Net unrealized gain on securities                                                                         137             137
                                      --------        --------       ---------     -----------        --------       ---------
Balance, December 31, 1997            $ 4,266         $ 3,223        $ 28,823      $     (217)        $   613        $ 36,708
                                      ========        ========       =========     ===========        ========       =========


See accompanying notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                ----------------------------------------------
                                                                   1997              1996              1995
                                                                ----------        ----------        ----------
                                                                                (In thousands)
OPERATING ACTIVITIES
  Net income                                                     $   4,222         $   4,906         $   4,268
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                       2,070               625               240
     Depreciation, amortization, and accretion, net                    842               271             1,403
     Deferred income taxes                                            (512)               60               209
     Investment securities (gains) losses, net                           -                (1)               14
     Decrease (increase) in accrued interest receivable               (287)              330              (382)
     Increase in accrued interest payable                              615               216               747
     Other, net                                                        284               138               138
                                                                 ---------         ---------         ---------
               Net cash provided by operating activities             7,234             6,545             6,637
                                                                 ---------         ---------         ---------

INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from sales                                                 -             2,781             4,984
     Proceeds from maturities and repayments                        23,358            29,952            14,502
     Purchases                                                     (18,936)           (5,696)          (39,222)
  Investment securities held to maturity:
     Proceeds from sales                                                 -                 -               775
     Proceeds from maturities and repayments                             -                 -            12,951
     Purchases                                                           -                 -           (14,273)
  Purchase of loans receivable                                      (3,250)           (3,604)                -
  Net increase in loans                                            (43,159)          (47,135)          (22,638)
  Purchases of premises and equipment                               (2,461)           (2,246)             (843)
  Other, net                                                             -                27                 -
                                                                 ---------         ---------         ---------
              Net cash used for investing activities               (44,448)          (25,921)          (43,764)
                                                                 ---------         ---------         ---------

FINANCING ACTIVITIES
  Net increase in deposits                                          29,532            35,069            30,286
  Net increase (decrease) in short term borrowings                  (7,000)           (3,000)            9,530
  Proceeds from other borrowings                                    20,000               800                 -
  Cash dividends                                                    (2,128)           (1,887)           (1,790)
  Proceeds from stock options exercised                                447                79               127
  Treasury stock purchase                                             (351)             (522)             (125)
  Proceeds from employee stock option plan                              22                 -                 -
  Proceeds from dividend reinvestment plan                             217               205               107
                                                                 ---------         ---------         ---------
               Net cash provided by financing activities            40,739            30,744            38,135
                                                                 ---------         ---------         ---------

               Increase in cash and cash equivalents                 3,525            11,368             1,008

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                 21,794            10,426             9,418
                                                                 ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  25,319         $  21,794         $  10,426
                                                                 =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest                                                    $  16,631         $  13,650         $  11,878
     Income taxes                                                    1,035             1,140               945

See accompanying notes to the consolidated financial statements.

                         CENTURY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except shares and per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Century Financial Corporation (Corporation), a bank holding Company, and its subsidiaries, the Century National Bank and Trust Company (Century), and the Independent Bankers' Computer Services, Inc. (IBCS), conform with generally accepted accounting principles and with general practice within the banking industry.

     A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

     NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     ----------------------------------------------

     Century Financial Corporation is a Pennsylvania corporation and is registered under the Bank Holding Company Act. The Corporation was organized to be the holding company of Century National Bank. The Corporation and its subsidiary derive substantially all their income from banking and bank-related services which include interest earnings on commercial, commercial mortgage, residential real estate, and consumer loan financing as well as interest earnings on investment securities and charges for deposit services to its customers. Century provides banking services to southwestern Pennsylvania. The Corporation is supervised by the Federal Reserve Board while Century is subject to regulation and supervision by the Office of the Comptroller of the Currency.

     The consolidated financial statements of the Corporation include its wholly-owned subsidiary, Century. Significant intercompany items have been eliminated in consolidation. Independent Bankers' Computer Services, previously a wholly-owned subsidiary of the Corporation, was dissolved on March 31, 1995.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     INVESTMENT SECURITIES
     ---------------------

     Investment securities are classified, at the time of purchase, based on managements' intention and ability, as securities held to maturity or securities available for sale. The Corporation has classified investment securities as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders ' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

     Common stock of the Federal Home Loan Bank and Federal Reserve Bank represent ownership in institutions which are wholly-owned by other financial institutions. These securities are accounted for at cost and are classified with equity securities available for sale.

     LOANS

     Interest from installment loans is recognized in income over the life of the loans using a method which approximates a level yield. Interest on all other loans is recognized as interest income on the accrual method. For commercial and real estate mortgage loans on which interest is 90 days past due, accrual of income is discontinued, and any previously accrued interest is reversed against current income. Installment and credit card loans are generally charged off between 90 and 180 days past due or when deemed uncollectible in the opinion of management.

     Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan's yield. These amounts are being amortized over the contractual life of the related loans.

     ALLOWANCE FOR LOAN LOSSES

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118. Under this Standard, the Corporation estimates credit losses on impaired loans based on the present value of expected cash flows or fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Statement 118 amends Statement 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans eliminating the income recognition provisions of Statement
     114. The adoption of these statements did not have a material effect on the Corporation's financial position or results of operations.

     Impaired loans are commercial and commercial real estate loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Corporation individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Corporation may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

     Mortgage loans secured by one-to-four family properties and all consumer loans are generally of smaller balances, and a homogeneous nature, thus are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

     The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management's periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses are particularly susceptible to significant change in the near term.

     PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

     INTANGIBLE ASSETS

     Core deposit intangibles are amortized using the straight-line method over a ten year period.

     TRUST DEPARTMENT

     Trust Department assets (other than cash deposits) held by Century in fiduciary or agency capacities for its customers are not included in the accompanying balance sheet since such items are not assets of Century. Commissions and fees for services performed by Century in a fiduciary capacity are reported on a cash basis. The annual results would not be materially different if such income was accrued.

     PENSION AND PROFIT SHARING PLANS

     Pension and employee benefits include contributions, determined actuarially, to a retirement plan covering the eligible employees of the subsidiaries. Contributions to the profit sharing plan are made based on the achievement of certain operating levels and performance ratios.

     INCOME TAXES

     The Corporation and its subsidiary file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

     CASH FLOW INFORMATION

     The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption Cash and due from banks, interest-bearing deposits in other banks, and Federal funds sold.

     PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125, an amendment of Statement No. 125." The adoption of the provisions of Statement No. 127 is not expected to have a material impact on financial position or results of operations.

     In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The provisions of the statement are effective for all fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on financial position or results of operations.

     RECLASSIFICATION OF COMPARATIVE AMOUNTS

     Certain comparative amounts for prior years have been reclassified to conform with current year presentations.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

     There are no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                          1997         1996          1995
                                                     ------------- ------------- -------------
     Denominator:
       Denominator for basic earnings per
        share - weighted-average shares                  5,065,901     5,054,070     5,059,983
       Employee stock options                               74,054        36,829        10,259
                                                     ------------- ------------- -------------

       Denominator for diluted earnings per
        share - adjusted weighted-average
        average assumed conversions                      5,139,955     5,090,899     5,070,242
                                                     ============= ============= =============

3.   COMMON STOCK SPLIT

     On April 28, 1997, the Board of Directors approved a three for two stock split. The additional shares resulting from the split was effected in the form of a 50% stock dividend. All references to the number of common shares and per share amounts for 1996 and 1995 have been restated to reflect the stock split.

 4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market values of investment securities available for sale are as follows:

                                                                              1997
                                                       ---------------------------------------------------
                                                                     Gross         Gross       Estimated
                                                       Amortized  Unrealized     Unrealized      Market
                                                         Cost        Gains         Losses        Value
                                                       --------- ------------- ------------- -------------
       U. S. Treasury securities                       $  4,969   $        65   $         -   $    5,034
       U. S. Government agency securities                23,941           229             -       24,170
       Obligations of states and political
            subdivisions                                 14,178           480           (36)      14,622
       Mortgage-backed securities and
            collateralized mortgage obligations          18,236           179           (26)      18,389
       Other securities                                   3,988            37             -        4,025
                                                       --------- ------------- ------------- -------------
                 Total debt securities                   65,312           990           (62)      66,240
       Equity securities                                  1,407             -             -        1,407
                                                       --------- ------------- ------------- -------------

                 Total                                 $ 66,719   $       990   $       (62)  $   67,647
                                                       ========= ============= ============= =============

                                                                              1996
                                                   ------------------------------------------------------------
                                                                       Gross          Gross         Estimated
                                                    Amortized       Unrealized      Unrealized        Market
                                                       Cost            Gains          Losses          Value
                                                   -------------   -------------   -------------   ------------
       U. S. Treasury securities                   $     7,231     $        46     $         -     $     7,277
       U. S. Government agency securities               18,224             100              (6)         18,318
       Obligations of states and political
            subdivisions                                14,829             483             (13)         15,299
       Mortgage-backed securities and
            collateralized mortgage obligations         21,029             129             (91)         21,067
       Other securities                                  8,540              84             (11)          8,613
                                                   -----------     -----------     ------------    -----------
                 Total debt securities                  69,853             842            (121)         70,574
       Equity securities                                 1,299               -               -           1,299
                                                   -----------     -----------     ------------    -----------

                 Total                             $    71,152     $       842     $      (121)    $    71,873
                                                   ===========     ===========     ============    ===========

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                  Estimated
                                                                                   Amortized        Market
                                                                                     Cost           Value
                                                                                --------------  -------------
       Due in one year or less                                                  $        8,277  $       8,310
       Due after one year through five years                                            33,064         33,454
       Due after five years through ten years                                           12,109         12,373
       Due after ten years                                                              11,862         12,103
                                                                                --------------  -------------

                 Total                                                          $       65,312  $      66,240
                                                                                ==============  =============

     The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities:

                                                                                1997           1996          1995
                                                                            ------------   -----------   -----------
     Proceeds from sales                                                    $         -    $    2,781    $    5,759
     Gross gains                                                                      -             3            17
     Gross losses                                                                     -             2            31

     Investment securities with a carrying value of $38,724 and $38,719 at December 31, 1997 and 1996, respectively, were pledged to secure deposits and other purposes as required by law.

5    LOANS

     Major classifications of loans are summarized as follows:

                                                                           1997              1996
                                                                        ----------        ----------
       Commercial, financial, and agricultural                         $   90,423        $   78,666
       Real estate - construction                                          10,262            11,042
       Real estate - mortgage:
            Residential                                                   123,978           106,081
            Commercial                                                     32,360            18,876
       Installment loans to individuals                                    85,777            83,637
       Tax exempt loans                                                    23,838            20,385
                                                                        ----------        ----------
                                                                          366,638           318,687
       Less unearned income                                                12,717            10,677
                                                                        ----------        ----------
                                                                          353,921           308,010
       Less allowance for loan losses                                       4,717             3,234
                                                                        ----------        ----------

                 Net loans                                             $  349,204        $  304,776
                                                                         =========         =========

     Century's primary business activity is with customers located within its local trade area. Commercial, residential, personal, and agricultural loans are granted. Century also selectively funds residential loans originated outside of its trade area provided such loans meet Century's credit policy guidelines. Although Century has a diversified loan portfolio, at December 31, 1997 and 1996, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

     At December 31, 1997, Century had loans totaling $72 which were past due 90 days or more and still accruing interest. Presented below are total nonaccruing loans of Century at December 31, 1997, 1996 and 1995. Also shown is the additional income that would have been earned if those loans had been current throughout the years ended.

                                                          1997             1996              1995
                                                        --------        ----------        ----------
       Nonaccrual loans                               $   3,664           $   872           $   901
       Interest earned (if current)                         346                58                51

     At December 31, 1997, Century had impaired loans of $2,738 for which $356 of the allowance for loan losses had been allocated. There were no impaired loans without allowance for loan loss allocation as of December 31, 1997. During the year, Century had an average balance of $2,353 and recognized $7 in interest income on these loans. Century had no impaired loans as of December 31, 1996.

6.   ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995, are as follows:

                                                          1997            1996            1995
                                                        --------        --------        --------
       Balance, January 1                             $   3,234       $   3,003       $   3,206
       Add:
            Provisions charged to operations              2,070             625             240
            Recoveries                                       92              68              32
       Less loans charged off                               679             462             475
                                                        --------        --------        --------

       Balance, December 31                           $   4,717       $   3,234       $   3,003
                                                        ========        ========        ========

7.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows:

                                                                          1997            1996
                                                                        --------        --------
       Land and land improvements                                     $   2,365       $   2,526
       Buildings                                                          9,039           7,389
       Furniture and equipment                                            5,401           4,869
       Leasehold improvements                                               562             523
                                                                        --------        --------
                                                                         17,367          15,307
       Less accumulated depreciation                                      5,805           5,287
                                                                        --------        --------
                 Total                                                $  11,562       $  10,020
                                                                        ========        ========

     Depreciation expense amounted to $919 in 1997, $852 in 1996, and $767 in 1995.

8.   DEPOSITS

     Time deposits include certificates of deposit in denominations of $100 or more. Such deposits aggregated $38,309 and $29,492 at December 31, 1997 and 1996, respectively.

     Interest expense on certificates of deposit over $100 amounted to $3,241 in 1997, $2,495 in 1996, and $1,863 in 1995.

     The following table sets forth the remaining maturity of time certificates of deposits of $100,000 or more at December 31, 1997.

                                                                    December 31,
                                                                        1997
                                                                    ------------
       3 months or less                                               $   2,687
       Over 3 through 6 months                                           21,161
       Over 6 through 12 months                                           3,387
       Over 12 months                                                    11,074
                                                                        --------

                 Total                                                $  38,309
                                                                        ========

9.   SHORT-TERM BORROWINGS

     The outstanding balances and related information for short-term borrowings are summarized as follows:

                                                                 1997                            1996
                                                     ------------------------        ------------------------
                                                      Amount           Rate           Amount           Rate
                                                     --------        --------        --------        --------
     Balance at year end                            $  4,000            5.07%       $  7,000            5.71%
     Average balance outstanding
          during the year                              7,100            5.62%          8,965            5.51%
     Maximum amount outstanding
          at any month end                            19,160               -          16,175               -

     Short-term borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh (FHLB) under a RepoPlus borrowing arrangement. Average amounts outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

     Century maintains a revolving line of credit (flexline advance) with the FHLB. The amount available on this line of credit as of December 31, 1997, is approximately $8.4 million. Century has pledged, as collateral for advances from the FHLB of Pittsburgh, all stock in the Federal Home Loan Bank and certain other qualifying collateral. There were no outstanding balances on this credit line at December 31, 1997 and 1996.

10.  OTHER BORROWINGS

     Other borrowings as of December 31, 1997 and 1996, are summarized as follows:

           Description                      Maturity Date          Interest Rate       1997            1996
           -----------                      -------------          -------------   --------        --------
       Federal Home Loan Bank advance       July 11, 2002               5.60%     $   20,000       $       -
       Federal Home Loan Bank advance       February 18, 1998           5.07%              -           4,000
                                                                                     --------        --------

                     Total                                                        $   20,000       $   4,000
                                                                                     ========        ========

     Century has pledged, as collateral for borrowings from the FHLB, all stock in the FHLB and certain other qualifying collateral.

     During 1997, a $4,000 advance maturing February 18, 1998 was reclassified as short-term borrowings.

11.  OTHER EXPENSES

     The following is an analysis of other expenses:

                                                                    1997            1996            1995
                                                                  --------        --------        --------
           Advertising                                           $    355        $    455        $    362
           Stationery, printing, and supplies                         365             346             307
           State shares tax                                           309             273             262
           Professional fees                                          604             249             306
           Other                                                    2,731           2,490           2,259
                                                                  --------        --------        --------
                     Total                                       $  4,364        $  3,813        $  3,496
                                                                  ========        ========        ========

12.  INCOME TAXES

     The provision for income taxes consists of:

                                             1997      1996      1995
                                           -------   -------   -------
          Currently payable               $ 1,380   $ 1,210   $ 1,177
          Deferred                           (512)       60       209
                                           -------   -------   -------

                    Total                 $   868   $ 1,270   $ 1,386
                                           =======   =======   =======

     The components of the net deferred tax assets are as follows:

                                                         1997        1996
                                                        -------     -------
     Deferred Tax Assets
          Allowance for loan losses                     $ 1,342     $   838
          Other                                             209         104
                                                        -------     -------
              Total deferred tax assets                   1,551         942
                                                        -------     -------

     Deferred Tax Liabilities
          Premises and equipment                            184         153
          Net unrealized gain on securities                 315         245
          Pension asset                                     144         173
          Deferred loan origination fees, net                99          20
          Other                                              73          57
                                                        -------     -------
              Total deferred tax liabilities                815         648
                                                        -------     -------

              Net deferred tax assets                   $   736     $   294
                                                        =======     =======

     No valuation allowance was established at December 31, 1997, in view of the Corporation's ability to carry back taxes paid in previous years and certain tax strategies and anticipated future taxable income as evidenced by the Corporation's earnings potential.

12.  INCOME TAXES (Continued)

     The reconciliation of the federal statutory rate and the Corporation's effective income tax rate is as follows:

                                             1997                    1996                   1995
                                     ---------------------     ------------------    -------------------
                                                  % of                   % of                   % of
                                                  Pre-tax                Pre-tax                Pre-tax
                                      Amount      Income        Amount   Income       Amount    Income
                                     ---------   ---------     -------- ---------    --------- ---------
     Provision at statutory rate   $    1,731       34.0 %    $  2,100     34.0 %   $   1,922     34.0 %
     Effect of tax free income         (1,024)     (20.1)         (880)   (14.3)         (672)   (11.9)
     Non-deductible interest
         expense                           95        1.9            74      1.2            61      1.1
     Other, net                            66        1.3           (24)    (0.3)           75      1.3
                                     ---------   ---------     -------- ---------    --------- ---------

     Actual provision and
         effective rate            $      868       17.1 %    $  1,270     20.6 %   $   1,386     24.5 %
                                      ========    ========      =======  ========     ========  ========

13.  PENSION AND PROFIT SHARING PLANS

     Century sponsors a trusteed, non-contributory defined benefit pension plan covering substantially all employees and officers of Century. The plan calls for benefits to be paid to eligible employees at retirement based primarily on years of service and compensation rates near retirement. Contributions are intended to provide not only benefits for attributed to service to date but also for those expected to be earned in the future.

     The following presents the components of the net periodic pension cost:

                                                                             1997        1996      1995
                                                                           ---------  ---------  ---------
     Service costs of the current period                                   $   270    $    247   $   264
     Interest cost on projected benefit obligations                            375         341       298
     Actual return on plan assets                                           (1,219)       (677)       78
     Net amortization and deferral                                             708         228      (424)
                                                                           ---------  ---------  ---------

                 Total                                                     $   134    $    139   $   216
                                                                           =========  =========  =========

     The actuarial present value of the accumulated benefit obligation at December 31, 1997 and 1996, was $4,224 and $3,327 including vested benefit obligations of $4,177 and $3,287. The following sets forth the funded status of the plan and the amounts recognized in the accompanying consolidated balance sheet:

                                                                                          1997     1996
                                                                                       --------- ---------
     Plan assets at fair value                                                         $  7,221  $ 6,111
     Actuarial present value of projected benefit obligation                             (6,020)  (5,071)
                                                                                       --------- ---------

     Funded status                                                                        1,201    1,040
     Unrecognized transition amount                                                        (233)    (291)
     Unrecognized net gain from past experience different from that
          assumed and effects of changes in assumptions                                    (569)    (266)
                                                                                       --------- ---------

     Pension asset                                                                     $    399  $   483
                                                                                        ======== =========

     Assumptions used in determining net periodic pension cost are as follows:

                                                          1997            1996            1995
                                                        --------        --------        --------
        Discount rate                                      7.50%           7.50%           7.50%
        Expected long-term rate of return on assets        7.50            7.50            7.50
        Rate of increase in compensation levels            4.50            4.00            5.00

     Century makes payments to a qualified profit sharing plan covering substantially all employees and officers of Century. Contributions to the plan are made at the discretion of the Board of Directors and are determined annually based on the achievement of pre-determined performance goals. The plan contributions for the years 1997, 1996, and 1995 amounted to $476, $482, and $386, respectively.

14.  DIVIDEND REINVESTMENT PLAN

     The Corporation maintains a Dividend Reinvestment Plan (the "Plan") whereby up to 300,000 authorized but unissued shares were allocated for dividend reinvestment. Participation in the Plan is available to all common stockholders who may elect to reinvest dividends on all or part of their shares to acquire additional common stock of the Corporation. Plan participants are able to withdraw from the Plan at any time. At December 31, 1997 and 1996, there were 16,561 and 20,490 shares being held in treasury which will be used in conjunction with the Plan. During 1997 and 1996, there were 13,864 and 13,028 shares issued under the Plan.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     Commitments
     -----------

     In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which were comprised of the following:

                                                                     1997            1996
                                                                 --------        --------
        Commitments to extend credit                             $35,799         $32,115
        Standby letters of credit                                  3,194             341
                                                                 --------        --------

                  Total                                          $38,993         $32,456
                                                                 ========        ========

     The instruments involve, to varying degrees, elements of credit and interest rate in excess of the amount recognized in the balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Generally, collateral is required to support financial instruments with credit risk. The terms are typically for a one-year period with an annual renewal option subject to prior approval by management.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available commercial and personal lines of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party.

     The exposure to loss under these commitments are limited by subjecting them to credit approval and monitoring procedures. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future funding requirements.

     At December 31, 1997, the minimum rental commitments for all non-cancelable leases are as follows (in thousands):

                    1998                      $     172
                    1999                            169
                    2000                            167
                    2001                            152
                    2002                             76
                    2003 and thereafter             545
                                               --------
                                 Total        $   1,281
                                               ========

     Occupancy and equipment expenses include rental expenditures of $188 for 1997, $133 for 1996, and $134 for 1995.

     Contingent Liabilities
     ----------------------

     The Corporation and its subsidiary are involved in legal actions from normal business activities which includes a lawsuit initiated by a former employee alleging wrongful discharge. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Corporation's financial position.

16   STOCK OPTION PLAN

     The Corporation maintains an incentive stock option plan under which 336,204 shares of common stock can be issued after adjusting for the stock splits in May, 1997, December, 1994, and April, 1993. The plan provides for the grant of incentive stock options to certain executive officers, senior management personnel, and directors of the Corporation. Under the plan, a holder may elect to exercise options to purchase common stock at fixed prices equal to the fair value at the date of grant. The period for exercising options is fixed at the date of the grant and will not exceed ten years from such date.

     Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1994. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the new method of accounting.

     Under APB Opinion 25, no compensation expense has been recognized with respect to the options granted under the stock option plan. Had compensation expense been determined on the basis of fair value pursuant to Statement No. 123, net income and earnings per share would have been reduced as follows:

                                          1997        1996      1995
                                        -------    --------   --------
        Net Income:
           As reported                  $ 4,222    $  4,906   $  4,268
                                        =======     =======    =======

           Pro forma                    $ 2,723    $  4,749   $  4,162
                                        =======     =======    =======

        Basic Earnings Per Share:
           As reported                  $  0.83    $   0.97   $   0.84
                                        =======     =======    =======

           Pro forma                    $  0.54    $   0.94   $   0.82
                                        =======     =======    =======

        Diluted Earnings Per Share:
           As reported                  $  0.82    $   0.96   $   0.84
                                        =======     =======    =======

           Pro forma                    $  0.53    $   0.93   $   0.82
                                        =======     =======    =======

     The following table presents share data related to the stock option plan:

                                                                              Shares Under Option

                                                                                 1997      1996
                                                                              ---------  ---------
        Outstanding, January 1                                                  246,327   194,459
             Granted                                                             55,059    63,852
             Exercised                                                          (53,666)  (10,433)
             Forfeited                                                             (579)   (1,551)
                                                                              ---------  ---------

        Outstanding, December 31 (at prices ranging from $7.06 - $11.33)        247,141   246,327
                                                                              =========  =========

17   REGULATORY MATTERS

     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits as defined for that year combined with its retained net profits for the two preceding calendar years less any required transfers to surplus. Under this formula, the amount available for payment of dividends by Century to the Corporation in 1998, without the approval of the Comptroller, is $5,118 plus 1998 profits retained up to the date of the dividend declaration.

     Included in cash and due from banks are required federal reserves of $4,073 and $3,159 at December 31, 1997 and 1996, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and/or balances maintained directly with the Federal Reserve Bank.

18.  REGULATORY CAPITAL REQUIREMENTS

     The Corporation (on a consolidated basis) and Century are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Corporation's and Century's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both entities must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by the regulation to ensure capital adequacy require Century to maintain minimum amounts and ratios of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Corporation and Century meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the appropriate regulatory authorities, has categorized the Corporation and Century as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an entity must maintain minimum Total Risk-Based, Tier I Risk-Based and Tier I Leverage ratios at least 100 to 200 basis points above those ratios set forth in the table. There have been no conditions or events since that notification that management believes have changed the this category. The capital position of the Corporation does not materially differ from Century's, therefore, the following table sets forth the Corporation's capital position and minimum requirements as of December 31:

                                                              1997                            1996
                                                        ----------------               ------------------

                                                     Amount          Ratio           Amount          Ratio
                                                    --------        -------         --------        -------
     Total Capital
     (to Risk-Weighted Assets)

          Actual                                     $40,296          11.66%         $36,643          11.95%
          For Capital Adequacy                        27,656           8.00%          24,522           8.00%
          To Be Well Capitalized                      34,570          10.00%          30,653          10.00%

     Tier I Capital
     (to Risk-Weighted Assets)

          Actual                                     $35,970          10.40%         $33,409          10.90%
          For Capital Adequacy                        13,828           4.00%          12,261           4.00%
          To Be Well Capitalized                      20,742           6.00%          18,391           6.00%

     Tier I Capital
     (to Average Assets)

          Actual                                     $35,970           7.80%         $33,409           8.25%
          For Capital Adequacy                        18,449           4.00%          16,208           4.00%
          To Be Well Capitalized                      23,062           5.00%          20,248           5.00%

19.  FAIR VALUE DISCLOSURE

     The estimated fair values at December 31, 1997 and 1996, of the Corporation's financial instruments are as follows:

                                                                        1997                          1996
                                                             ------------------------        ----------------------

                                                               Carrying      Fair              Carrying      Fair
                                                                Value        Value              Value       Value
                                                             ------------ -----------        -----------  ----------
     Financial assets:
          Cash and due from bank                                $  12,439   $  12,439          $  12,661   $  12,661
          Interest-bearing deposits in other bank                   1,645       1,645                343         343
          Federal funds sold                                       11,235      11,235              8,790       8,790
          Investment securities available for sale                 67,647      67,647             71,873      71,873
          Net loans                                               349,204     344,142            304,776     298,264
          Accrued interest receivable                               2,563       2,563              2,276       2,276
                                                             ------------ -----------        -----------  ----------

               Total                                            $ 444,733   $ 439,671          $ 400,719   $ 394,207
                                                             ============ ===========        ===========  ==========

     Financial liabilities:
          Deposits                                              $ 392,926   $ 396,186          $ 363,394   $ 364,615
          Short term borrowings                                     4,000       4,000              7,000       7,000
          Other borrowings                                         20,000      20,132              4,000       3,957
          Accrued interest payable                                  2,586       2,586              1,971       1,971
                                                             ------------ -----------        -----------  ----------

               Total                                            $ 419,512   $ 422,904         $  376,365   $ 377,543
                                                             ============ ===========        ===========  ==========

     Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

     If no readily available market exits, the fair value estimates for financial instruments should be based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

     As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Corporation.

     The Corporation employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

     CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSIT WITH OTHER BANKS, ACCRUED INTEREST RECEIVABLE, SHORT TERM BORROWINGS, AND ACCRUED INTEREST PAYABLE

     The fair value is equal to the current carrying value.

     INVESTMENT SECURITIES AVAILABLE FOR SALE

     The fair value of securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

     LOANS, DEPOSITS, AND OTHER BORROWINGS

     The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and constructs discount rates that consider reinvestment opportunities, operating expenses, non-interest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 14.

20.  AGREEMENT AND PLAN OF MERGER

     On December 3, 1997, the Board of Directors executed a definitive Agreement and Plan of Merger (the Agreement), which provides for the affiliation of the Corporation with Citizens Bancshares, Inc. (Citizens) headquartered in Salineville, Ohio. The Agreement provides that the affiliation will be effected by means of a merger of the Corporation and Citizens. In the merger, each stockholder of the Corporation will receive 0.425 shares of Citizens common stock in exchange for each share of the Corporation's stock, subject to certain terms, conditions, and limitations set forth in the Agreement.

     Completion of the merger is subject to approval by various regulatory agencies and the stockholders of the Corporation and Citizens.

21. SELECTED QUARTERLY FINANCIAL DATA

    The unaudited quarterly results for 1997 and 1996 are summarized as follows:

                                                                             1997
                                                   ----------------------------------------------------------
                                                                      Three Months Ended
                                                   ----------------------------------------------------------
                                                      March 31,    June 30,    September 30,    December 31,
                                                   ------------  -----------  ---------------  --------------
        Total interest income                      $    8,101    $   8,415    $    9,018       $   9,108
        Total Interest expense                          3,873        4,031         4,647           4,695
                                                   ------------  -----------  ---------------  --------------
        Net interest income                             4,228        4,384         4,371           4,413
        Provision for loan losses                         195          195           240           1,440
                                                   ------------  -----------  ---------------  --------------
        Net interest income after provision
                for loan losses                         4,033        4,189         4,131           2,973
                                                   ------------  -----------  ---------------  --------------
        Other income                                      752          773           781             853
        Other expense                                   3,113        3,375         3,070           3,837
                                                   ------------  -----------  ---------------  --------------
        Income before income taxes                      1,672        1,587         1,842             (11)
        Income taxes (benefit)                            370          334           336            (172)
                                                   ------------  -----------  ---------------  --------------

        Net income                                 $    1,302    $   1,253    $    1,506       $     161
                                                   ============  ===========  ===============  ==============

        Earnings per share:
                Basic                              $     0.26    $    0.25    $     0.30       $    0.03
                Dilutive                           $     0.25    $    0.24    $     0.29       $    0.03

                                                                             1996
                                                   ----------------------------------------------------------
                                                                      Three Months Ended
                                                   ----------------------------------------------------------
                                                      March 31,    June 30,   September 30,    December 31,
                                                   ------------  -----------  ---------------  --------------
        Total interest income                      $    7,397    $   7,441    $    7,762       $   7,964
        Total Interest expense                          3,383        3,240         3,486           3,757
                                                   ------------  -----------  ---------------  --------------
        Net interest income                             4,014        4,201         4,276           4,207
        Provision for loan losses                         105          130           180             210
                                                   ------------  -----------  ---------------  --------------
        Net interest income after provision
                for loan losses                         3,909        4,071         4,096           3,997
                                                   ------------  -----------  ---------------  --------------
        Other income                                      647          667           663             739
        Other expense                                   3,020        3,221         3,205           3,167
                                                   ------------  -----------  ---------------  --------------
        Income before income taxes                      1,536        1,517         1,554           1,569
        Income taxes                                      358          389           257             266
                                                   ------------  -----------  ---------------  --------------

        Net income                                 $    1,178    $   1,128    $    1,297       $   1,303
                                                   ============  ===========  ===============  ==============

        Earnings per share:
                Basic                              $     0.23    $    0.22    $     0.26       $    0.26
                Dilutive                           $     0.23    $    0.22    $     0.25       $    0.26

22.  PARENT COMPANY

     Following are condensed financial statements for the Corporation.

                            CONDENSED BALANCE SHEET

                                                                 December 31,
                                                             1997             1996
                                                           ---------      -----------
                                                               (In thousands)
   ASSETS
          Cash                                             $     365       $     159
          Investment in bank subsidiary                       36,420          33,831
          Other                                                  484             568
                                                           ----------      ----------

                    TOTAL ASSETS                           $  37,269       $  34,558
                                                           ==========      ==========

   LIABILITIES
          Dividends payable                                $     561       $     504
          Other                                                    -              18

   STOCKHOLDERS' EQUITY                                       36,708          34,036
                                                           ----------      ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  37,269       $  34,558
                                                           ==========      ==========


                         CONDENSED STATEMENT OF INCOME

                                                                   Year Ended December 31,
                                                               1997          1996           1995
                                                            ---------     ----------     ---------
                                                                        (In thousands)
   INCOME
          Dividends from bank subsidiary                    $   1,800       $  2,290      $  1,905
          Other                                                     1              6           205

   EXPENSES
          Other                                                    44             80           219
                                                            ----------    ----------    ----------
             Income before income taxes                         1,757          2,216         1,891
   Income tax benefit                                             (12)           (25)           (5)
                                                            ----------    ----------    ----------
             Income before equity in undistributed net
               income of subsidiaries                           1,769          2,241         1,896

   Equity in undistributed net income of subsidiaries           2,453          2,665         2,372
                                                            ----------    ----------    ----------

   NET INCOME                                                $  4,222       $  4,906      $  4,268
                                                            ==========    ==========    ==========




                       CONDENSED STATEMENT OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                      1997           1996          1995
                                                                    --------       --------      --------
                                                                                (In thousands)
  OPERATING ACTIVITIES
    Net income                                                      $  4,222       $  4,906      $  4,268
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Equity in undistributed net income of subsidiaries         (2,453)        (2,665)       (2,372)
           Other, net                                                    230           (101)         (126)
                                                                     --------       --------      --------
              Net cash provided by operating activities                1,999          2,140         1,770
                                                                     --------       --------      --------

  FINANCING ACTIVITIES
    Cash dividends                                                    (2,128)        (1,887)       (1,790)
    Proceeds from stock options exercised                                447             79           127
    Treasury stock purchase                                             (351)          (522)         (125)
    Proceeds from employee stock purchase plan                            22              -             -
    Proceeds from dividend reinvestment plan                             217            205           107
                                                                     --------       --------      --------
              Net cash used for financing activities                  (1,793)        (2,125)       (1,681)
                                                                     --------       --------      --------

              Increase in cash                                           206             15            89

  CASH AT BEGINNING OF YEAR                                              159            144            55
                                                                     --------       --------      --------

  CASH AT END OF YEAR                                               $    365       $    159      $    144
                                                                     ========       ========      ========

Snodgrass Certified Public Accountants

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


Board of Directors and Stockholders
Century Financial Corporation

We have audited the accompanying consolidated balance sheet of Century Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in the notes to the consolidated financial statements, effective January 1, 1995, the Corporation adopted a new method of accounting for impairment of loans and related allowance for loan losses.

/s/ S. R. Snodgrass, A.C.

Wexford, PA
January 16, 1998


S.R. Snodgrass, A.C.
101 Bradford Road
Wexford, PA 15090-6909
Phone: (412) 934-0344
Facsimile: (412) 934-0345

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   Directorship
Name, Age                     Principal Occupation                    Director                   in other Reporting
Director                      For Past Five Years(4)                  Since (5)                       Companies
---------                     ----------------------                  ---------                  ------------------
Elvin W. Batchelor, 89 (1)    President of Batchelor                  1966                        None
                              Brothers, Inc. (funeral home)

Robert F. Garvin, Jr., 58 (3) President, Bob Garvin                   1995                        None
                              Agency; Regional Manager
                              Prudential Preferred Realty
                              (Real Estate Broker)

Del E. Goedeker, 57 (2)       Vice President - Corporate              1982                        None
(Chairman)                    Development, Tuscarora, Inc.
                              (Plastic Packaging Manufacturer)

A.  Dean Heasley, 77 (1)      Retired since 1987;                     1958                        None
                              formerly President & CEO
                              of Century National Bank
                              & Trust Company

Charles I. Homan, 54 (3)      President & CEO                         1994                        Michael Baker
                              Michael Baker Corp.                                                 Corp.
                              (Engineering Firm)

Harry J. Johnston, 65 (2)     Retired since 1985; formerly            1966                        None
                              President of National Bank
                              of Beaver County

Z. John Kruzic, 69 (1)        Retired since 1987;                     1982                        None
                              formerly General Manager
                              of Distribution & Control,
                              Components Division,
                              Westinghouse Electric Corp.
                              (Industrial Manufacturer)

Wayne S. Luce, 84 (3)         Retired President of Reed,              1952                        None
                              Luce, Tosh, Wolford &
                              Douglas, Inc. (law firm)

Sister Mary Thaddeus          Executive Director,                     1995                        None
Markelewicz, 52 (3)           McGuire Memorial
                              (Non-Profit Organization)

                                                                                         Directorship
Name, Age                    Principal Occupation                  Director           in other Reporting
Director                     For Past Five Years (4)               Since (5)               Companies
---------                    ----------------------                ----------          ------------------
Thomas K. Reed, 60 (2)        Broker, Baumgard & Reed, Inc.           1970             None
(Vice-Chairman)               (Insurance Firm)

Harold V. Shank, Jr., 70 (1)  President of Shank Bus Company, Inc.    1977             None
                              (Bus Company)

Joseph N. Tosh II, 56 (2)     President & Chief Executive             1986             None
                              Officer of the Corporation
                              and Century

(1) Term expires in 1998.
(2) Term expires in 1999.
(3) Term expires in 2000.
(4) All of the Directors             have held the positions indicated or
    another senior executive position with the same entity or one of its affiliates or predecessors for the past five years with the exception of Del
    E. Goedeker who retired in 1996 from the position of President & Treasurer, Vesuvius/McDanel and CFO/VP - The Americas Vesuvius Companies Group (Manufacturing Company).
(5) Reflects the earlier of the first year as a Director of the Corporation or of Century National Bank & Trust Company, a subsidiary of the Corporation, or one of its affiliates or predecessors.


Executive Officers
------------------


Name and                                              Business
Position                           Age                Experience(1)
--------                           ---                ------------
Joseph N. Tosh II                   56
President and
Chief Executive Officer
of the Corporation and
Century

Donald A. Benziger                  44
Sr. Vice President, Chief
Financial Officer and Corporate
Secretary of the Corporation and
Century


(1) Each of the above persons has held the indicated position with the Corporation or Century for the past five years.

ITEM 11. EXECUTIVE COMPENSATION


The following table sets forth the cash compensation paid or to be paid for services rendered to the Executive Officers of the Corporation whose total salary and bonus for the year ended December 31, 1997 exceeded $100,000.00.


                          SUMMARY COMPENSATION TABLE

=================================================================================================================================
                                                                                                Long Term
                                                                                           Compensation Awards
                                                                          Other Annual     -------------------       All  Other
                                                                                           Number of Securities
                                                Salary       Bonus        Compensation      Underlying Options     Compensation
Name & Principal Position         Fiscal Year     $            $              $(4)               Granted                    $(9)
---------------------------------------------------------------------------------------------------------------------------------
Joseph N. Tosh II                    1997       $140,843     $48,500(1)         --             11,808(6)            $16,223
President & CEO                      1996       $135,426     $47,000(2)         --              8,976(7)            $15,696
                                     1995       $130,217     $43,000(3)         --              9,147(8)            $13,359
---------------------------------------------------------------------------------------------------------------------------------
Donald A. Benziger                   1997       $ 94,086     $30,600(1)         --              7,595(6)            $10,804
SVP, Chief Financial Officer &       1996       $ 88,760     $30,000(2)         --              5,842(7)            $10,287
Corporate Secretary                  1995       $ 85,346     $26,000(3)         --              5,685(8)            $ 8,756
=================================================================================================================================

     (1) 1997 bonus accrued in 1997, but paid in 1998
     (2) 1996 bonus accrued in 1996, but paid in 1997
     (3) 1995 bonus accrue in 1995, but paid in 1996
     (4) The dollar value of perquisites and other personal benefits is required to be disclosed under this column if the amount for any executive officer equals or exceeds the lesser of $50,000 or 10% of the compensation reported for the executive officer in the Cash Compensation Table.
     (5) Represents the number of shares of the Corporation's Common Stock for which stock options were granted under the Corporation's Stock Option Plan.
     (6) Stock options granted 1/1/97 with 33% exercisable effective 1/1/97, 33% effective 1/1/98 and 33% effective 1/1/99.
     (7) Stock options granted 1/1/96 with 33% exercisable effective 1/1/96, 33% effective 1/1/97 and 33% effective 1/1/98.
     (8) Stock options granted 1/1/95 with 33% exercisable effective 1/1/95, 33% effective 1/1/96 and 33% effective 1/1/97.
     (9) This column represents employer contributions for the accounts of the Named Officers under the Corporation's Profit Sharing Plan.

Stock Options. The present Stock Option Plan was ratified by the Shareholders in
-------------
April, 1993 and permits the grant of Options of 403,446 shares of Common Stock to officers and 100,862 shares of Common Stock to directors, adjusted for 20% Stock Dividends paid January 31, 1995 and May 30, 1997.

For any fiscal year in which the Corporation achieves its goal of budgeted earnings (in dollars), the number of shares of Stock to which each option pertains is as follows: (a) for each executive officer and each director, the number of shares will equal 5% to 75% of total cash compensation for the given fiscal year divided by the purchase price of the shares; (b) for each officer, the number of shares will equal 5% to 50% of total cash compensation for the given fiscal year divided by the purchase price of the shares. If the number of shares determined under this formula is not a whole number, the number of shares will be rounded up to the next whole number. The purchase price for shares underlying each option shall be the closing price on the NASDAQ market on the December 31st preceding the date that an Option is granted. Options have been awarded each year since 1993, exercisable at 33% during the grant year, and 33% over each of the following two years. Unexercised Options have an expiration date ten years from the date the options were awarded.

The following tables sets forth information with respect to options granted to and exercised by the Chief Executive Officer of the Company and the Chief Financial Officer.

            OPTION GRANTS TO EXECUTIVE OFFICERS IN 1997 FISCAL YEAR


=================================================================================================================================
                                                                                  Potential Realizable    Potential Realizable
                                                                                  Value at Assumed 5%     Value at Assumed 10%
                  Number of Securities  % Total Options   Exercise               Annual Rate of Stock    Annual Rate of Stock
                  Underlying Options       Granted to      Price Per  Expiration  Price Appreciation for  Price Appreciation for
Name                  Granted           Employees in 1997     Share       Date    Option Term             Option Term
---------------------------------------------------------------------------------------------------------------------------------
Joseph N. Tosh II        11,808               26.94%         $11.33     12/31/06          $73,758               $181,672
---------------------------------------------------------------------------------------------------------------------------------
Donald A. Benziger        7,595               17.33%         $11.33     12/31/06          $47,442               $116,853
=================================================================================================================================


           AGGREGATED OPTION EXERCISES BY EXECUTIVE OFFICER IN 1997
                       AND FISCAL YEAR-END OPTION VALUES


====================================================================================================================================
                                                                     Number of Securities               Value of Unexercised
                            Shares                             Underlying Unexercised Options      In-the-Money Options at Year-End
                           Acquired           Value                 at Fiscal Year-End               Exercisable/Unexercisable/1/
     Name                On Exercise         Realized            Exercisable/Unexercisable                at Fiscal Year-End
------------------------------------------------------------------------------------------------------------------------------------
Joseph N. Tosh II           -0-                -0-                     55,786/12,360                      $1,130,992/$222,678
------------------------------------------------------------------------------------------------------------------------------------
Donald A. Benziger        18,187            $176,930                     14,402/7,984                        $285,881/$143,891
====================================================================================================================================

----------------------------
/1/The value of unexercised in-the-money options is calculated by determining the difference between the fair market value of the securities underlying the options at year-end and the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Century National Bank and Trust Company does not have a Compensation Committee as such. During 1997 the Executive Committee, comprised of Del E. Goedeker, Charles I. Homan, Wayne S. Luce, Z. John Kruzic, Thomas K. Reed, and Joseph N. Tosh II, acting in the capacity of a Compensation Committee, approved raises and officer bonuses for recommendation to the full Board of Directors. Mr. Tosh is the President and Chief Executive Officer of the Corporation. Wayne S.
Luce retired 12/31/97 as President of Reed, Luce, Tosh, Wolford & Douglas,
P.C. which performed legal services for Century during 1997 and will provide such services during 1998.


RETIREMENT PLAN
---------------

The Corporation maintains a noncontributory retirement plan covering all eligible employees of its subsidiary, Century National Bank & Trust Company. An employee becomes fully vested in the plan after five years of service. Normal retirement is at sixty-five (65) years of age. The plan is a defined benefit plan whereby, upon retirement, an employee receives one percent of the first $500 of average monthly compensation plus 1.5 percent of average monthly compensation in excess of $500 for each year of service up to a maximum
                                                                -------
compensation of $150.000. Distributions from the plan are not subject to
-------------------------
deductions for social security benefits and other such amounts.

The following table sets forth the estimated annual benefits payable on retirement at age 65 by a participating employee, assuming final average earnings as shown.

     AVERAGE ANNUAL                     ANNUAL BENEFITS UPON RETIREMENT
        EARNINGS                        WITH YEARS OF SERVICE INDICATED
                       5        10         15         20         25       30       35
                       -        --         --         --         --       --       --
      $ 10,000     $   600   $ 1,200    $ 1,800    $ 2,400    $ 3,000  $ 3,600  $ 4,200
     ----------------------------------------------------------------------------------
        20,000       1,350     2,700      4,050      5,400      6,750    8,100    9,450
     ----------------------------------------------------------------------------------
        30,000       2,100     4,200      6,300      8,400     10,500   12,600   14,700
     ----------------------------------------------------------------------------------
        40,000       2,850     5,700      8,550     11,400     14,250   17,100   19,950
     ----------------------------------------------------------------------------------
        50,000       3,600     7,200     10,800     14,400     18,000   21,600   25,200
     ----------------------------------------------------------------------------------
        60,000       4,350     8,700     13,050     17,400     21,750   26,100   30,450
     ----------------------------------------------------------------------------------
        70,000       5,100    10,200     15,300     20,400     25,500   30,600   35,700
     ----------------------------------------------------------------------------------
        80,000       5,850    11,700     17,550     23,400     29,250   35,100   40,950
     ----------------------------------------------------------------------------------
        90,000       6,600    13,200     19,800     26,400     33,000   39,600   46,200
     ----------------------------------------------------------------------------------
       100,000       7,350    14,700     22,050     29,400     36,750   44,100   51,450
     ----------------------------------------------------------------------------------
       110,000       8,100    16,200     24,300     32,400     40,500   48,600   56,700
     ----------------------------------------------------------------------------------
       120,000       8,850    17,700     26,550     35,400     44,250   53,100   61,950
     ----------------------------------------------------------------------------------
       130,000       9,600    19,200     28,800     38,400     48,000   57,600   67,000
     ----------------------------------------------------------------------------------
       140,000      10,350    20,700     31,050     41,400     51,750   62,100   72,450
     ----------------------------------------------------------------------------------
       150,000      11,100    22,200     33,300     44,400     55,500   66,600   77,700
     ----------------------------------------------------------------------------------

          Current remuneration covered by the Plan for 1997 contributions for the Named Officers was: Joseph N. Tosh II, $150,000, and Donald A. Benziger, $123,793. As of December 31, 1997 Mr. Tosh II was credited with 31 years of service and Mr. Benziger, 7 years. Compensation covered under the Plan includes salary and bonus as reported on the "Summary Compensation Table" in this item and salary and bonus for all other employees.


Director Compensation
---------------------

     There was no compensation paid by the Corporation to any Director or Executive Officer during 1997; remuneration was paid to Directors by the Corporation's subsidiary, Century National Bank and Trust Company.

     During the year 1997, members of the Board of Directors of Century National Bank & Trust Company, excluding Joseph N. Tosh II as an officer of the Bank, were compensated at the rate of $645 per month with the Chairman receiving $967.50 per month. Members of the Executive Committee and Problem Loan Committee, excluding Joseph N. Tosh II as an officer of the Bank, received $155 per meeting attended, with the Chairman receiving $232.50 per meeting attended; members of the Audit & Compliance Committee, Trust Investment Committee, Strategic Planning Committee and Building Committee, excluding Joseph N. Tosh II, C. David Becker, Donald A. Benziger, Kenneth L. Raybuck, E.C. Schaffnit, Allen R. Spring and Mary E. Welch as officers of the Bank, received $100 per meeting attended, with the Chairman receiving $150 per meeting attended. Total directors' fees during 1996 amounted to $139,065.

     Employment Agreements

     Century entered into a three-year employment agreement commencing on January 1, 1998 with Donald A. Benziger and a three-year employment agreement commencing on June 1, 1998 with Joseph N. Tosh, II. Pursuant to these agreements, Mr. Tosh will serve as President and Chief Executive Officer of the Corporation and Mr. Benziger will serve as Senior Vice President and Chief Financial Officer of the Corporation, at an annual base salary of $148,000 and $97,849.11, respectively.

     Each agreement contemplates that, upon the consummation of the merger of the Corporation with and into Citizens Bancshares, Inc., an Ohio corporation, ("Bancshares") pursuant to the Agreement and Plan of merger, dated December 3, 1997, between the Corporation and Bancshares, Bancshares or one of its subsidiaries will assume the duties of Century under these agreements.

     The agreement with Mr. Tosh provides that he will continue to serve as a director of Century without compensation until the consummation of the Merger, at which time he will serve as a director of both Bancshares and The Citizens Banking Company, an Ohio bank and wholly owned subsidiary of Bancshares ("Citizens"). In consideration for his service as a director of Bancshares and Citizens, mr. Tosh will be paid a fee equivalent to that received by nonemployee members of the board.

     Each agreement provides for bonus compensation. The amount of Mr. Tosh's bonus is based on the achievement of certain performance goals and in no case shall be greater than $55,000 per year. Mr. Benziger's bonus compensation is based upon individual and corporate performance as determined by the Board of Directors and in no event shall in any year be greater than 25% of his base salary.

     Each of the agreements provides that if the employee is terminated other than for "cause," the employee shall be entitled to receive the unpaid portion of his base salary, bonus and benefits earned up to the date of such termination. If the employee is terminated for "cause," the employee shall only be entitled to the unpaid portion of his base salary earned up to the date of such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of February 3, 1998, there were no shareholders of the Corporation of record or known by the Board of Directors to be the beneficial owner of more than 5% of the Corporation's Common Stock.

As of February 3, 1998, the Trust Department of Century held, in various fiduciary capacities, 77,080 shares of the Corporation's Common Stock. Management does not exercise voting power over these shares.

Under the proxy rules of the Securities and Exchange Commission ("SEC"), a person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered as a beneficial owner of the security. Investment power includes the power to dispose of or to direct the disposition of shares. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered as beneficially owned under these proxy rules.

The following table sets forth information with respect to the beneficial ownership of shares of the Corporation's Common Stock as of the close of business on February 15, 1998 by (i) the directors of the Corporation, (ii) the Chief Executive Officer and Chief Financial Officer, the "Named Officers," and
(iii) all directors and principal officers of the Corporation as a group. Unless otherwise indicated in the footnotes to the table, each person named and all directors and principal officers as a group have sole voting power and sole investment power with respect to the shares. All persons named in the table are directors of the Company except for Donald A. Benziger who is Senior Vice President, Chief Financial Officer and Corporate Secretary.

                                                                        Shares of
Name of Individual                            Corporation Common        Percent
or Identity of Group                             Stock Owned            Of Class
--------------------                          ------------------        ---------
Elvin W. Batchelor (9)                            58,354                  1.11%

Robert F. Garvin, Jr. (2)(9)                      16,436                   .31%

Del E. Goedeker (8)(9)                            61,771                  1.18%

A. Dean Heasley(1)(2)(9)                          66,766                  1.28%

Charles I. Homan (9)                             5,478.8                   .01%

Harry J. Johnston (1)(2)(3)(9)                   216,757                  4.15%

Z. John Kruzic (9)                                37,698                   .72%

Wayne S. Luce (2)(9)                             111,619                  2.13%

Sister Mary Thaddeus
       Markelewicz(5)(9)                           3,316                   .06%

Thomas K. Reed(2)(3)(4)(9)                      53,590.4                  1.02%

Harold V. Shank, Jr.(1)(9)                      18,908.9                   .36%

Joseph N. Tosh II (1)(3)(8)(9)                   231,850                  4.43%

Donald A. Benziger (2)(6)(9)                    23,396.2                   .45%

All directors and executive
 officers of the Corporation
 and Century as a Group (13 persons)           905,941.3                 17.78%

(1) In the case of A. Dean Heasley, Harry J. Johnston, Harold V. Shank, Jr., Joseph N. Tosh II, includes 49,594; 160,601; 7,444.9; 915; shares, respectively, held jointly with their wives, as to which voting power and investment power are shared.

(2) Includes shares held of record in the names of their spouse: Robert F. Garvin, Jr., 150 shares; A. Dean Heasley, 6,483 shares; Harry J. Johnston, 7,257 shares; Wayne S. Luce, 43,200 shares; Thomas K. Reed, 864 shares; Donald A. Benziger, 1,731.4 shares.

(3) Includes 37 shares held by Harry Johnston as Trustee for his nephew; 20,500 shares held by Thomas K. Reed as Trustee for his mother; 51,067 shares held by Joseph Tosh II as Trustee of his sister's trust.

(4) In the case of Thomas K. Reed, includes 1,152 and 1,182.8 shares held respectively by his son and daughter who continue to reside with Mr. Reed.

(5) In the case of Sister Mary Thaddeus Markelewicz, includes 1,500 shares held in the name of The Felician Sisters of Pennsylvania.

(6) In the case of Donald A. Benziger, includes 480.5 shares held by his spouse as custodian of their two children.

(7) In the case of Del E. Goedeker, includes 13,080 shares held in the Goedeker Foundation for which he has voting power.

(8) In the case of Joseph N. Tosh II, includes 110,000 shares held in JBT Investments, Limited Partnership for which he has voting power.

(9) In the case of Elvin Batchelor, Robert F. Garvin, Jr., Del Geodeker, A. Dean Heasley, Charles I. Homan, Harry Johnston, John Kruzic Wayne Luce, Sister Mary Thaddeus Markelewicz, Thomas Reed, Harold Shank, Joseph Tosh II, Donald A. Benziger, includes 1,984;94; 2,229; 1,968; 2,521; 3,076;
     4,155; 5,485; 1,066; 4,226; 1,418; 65,868; and 20,944 shares, respectively, covered by stock options granted and exercisable under the Corporation's stock option plan. In computing the percentage of ownership for each nominee, director and principal officer and the group, the shares covered by the exercisable stock options held by such nominee, director, principal officer and the group, are deemed outstanding. In calculating the percentage of class owned, the total number of shares issued and outstanding have been increased to reflect the number of shares that would be outstanding if these options were exercised.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Century National Bank and Trust Company, a subsidiary of the Corporation, has had transactions in the ordinary course of business, including borrowings, with certain directors and executive officers of the Corporation and the Bank during 1997. All loans, collateral and interest requirements included, were made on the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

     Wayne S. Luce retired 12/31/97 as President of Reed, Luce, Tosh, Wolford & Douglas, P.C. which performed legal services for the Bank during 1997 and will provide such services during 1998. Total payments for the legal services rendered in 1997 were $97,000.

     Thomas K. Reed is a Broker with Baumgard & Reed, which has written fidelity bonds and property, casualty, and workman's compensation insurance coverage for Century National Bank & Trust Company as well as the Holding Company during 1997 and will provide such services during 1998. Total payments for insurance services rendered in 1997 were $257,000.

Subsidiary Listing
------------------


     Century National Bank & Trust Company

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report, except as may be indicated:

     (1)  Financial Statements:

     The following Consolidated Financial Statements of Century Financial Corporation together with the Independent Auditor's Report dated January 16, 1998 are included in Part II, Item 8 - Financial Statements and Supplementary Data.

                                                                                     Page Reference
                                                                                     --------------
   Report of Independent Certified Public Accountants.                                    56
   Consolidated Balance Sheets, December 31, 1997 and 1996.                               32
   Consolidated Statements of Income for the years ended December 31,
    1997, 1996 and 1995.                                                                  33
   Consolidated Statement of Changes in Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995.                                         34
   Consolidated Statement of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995.                                                     35
   Notes to Consolidated Financial Statements                                             36-55

     (2)  Financial Statement Schedules:

     Not applicable.

     (3)  Exhibits:

     (a) Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

                                 EXHIBIT TABLE
--------------------------------------------------------------------------------

               (3.1) Articles of Incorporation of the registrant are incorporated herein by reference to the registrant's Form S-4 Registration Statement, File No 0-17413.
               (3.2) By-Laws of the registrant are incorporated herein by reference to the registrants Form 8-4 Registration Statement, File No. 0-17413.
              (10.1) Employment Agreement with Joseph N. Tosh, II filed herewith as exhibit 10.1
              (10.2) Employment Agreement with Donald A. Benziger filed herewith as exhibit 10.2.
              (10.3) Agreement of plan of merger dated December 3, 1997 between the registrant and Citizens Bancshares, Inc., is incorporated herein by reference to the Citizen's Bancshares, Inc. (Ohio) Form 8-K filed January 2, 1998, File No. 33-21296.
              (10.4) The 1993 Century Financial Corporation Stock Option Plan, is incorporated herein by reference to the registrant's 1993 proxy statement.
                (21)     List of subsidiaries of the registrant, filed herewith.
                (27) Financial Data Schedule for the year ended December 31, 1997, filed herewith as exhibit 27.
                (99.1) Press Release of November 17, 1997 announcing a plan of merger between the registrant and Citizens Bancshares, Inc., incorporated herein by reference to the registrant's Form 8-K filed December 1, 1997.
                (99.2) Letter of Intent dated November 17, 1997 between the registrant and Citizens Bancshares, Inc., incorporated herein by reference to the registrant's Form 8-K filed December 1, 1997.
                (99.3) Stock Option Agreement dated November 17, 1997 between the registrant and Citizens Bancshares, Inc., incorporated herein by reference to the registrant's Form 8-K filed December 1, 1997.
     (b)  Reports on Form 8-K
     On December 1, 1997, the Corporation filed a Form 8-K announcing the signing of a letter of intent that calls for the Corporation to merge with Citizens Bancshares, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Century Financial Corporation


Date: February 20, 1998           By: /s/ Joseph N. Tosh, II
                                      -----------------------------------
                                      Joseph N. Tosh, II
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: February 20, 1998           By: /s/ Donald A. Benziger
                                      -----------------------------------
                                      Donald A. Benziger
                                      Senior Vice President, Chief Financial
                                      Officer and Corporate Secretary
                                      (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

(CAPTION>

           Name                           Title                   Date
---------------------------       ----------------------    ----------------
    /s/ Joseph N. Tosh, II        President                 February 20, 1998
---------------------------
Joseph N. Tosh, II

    /s/ Del E. Goedeker           Chairman                  February 20, 1998
---------------------------
Del E. Goedeker

   /s/ Elvin W. Batchelor         Director                  February 20, 1998
---------------------------
Elvin W. Batchelor

   /s/ A. Dean Heasley            Director                  February 20, 1998
---------------------------
A  Dean Heasley

                                  SIGNATURES
                                  (Continued)

(CAPTION>
               Name                       Title                Date
----------------------------------    --------------     -----------------
     /s/ Harry J. Johnston            Director           February 20, 1998
----------------------------------
Harry J. Johnston


     /s/ Z. John Kruzic               Director           February 20, 1998
----------------------------------
Z. John Kruzic


     /s/ Wayne S. Luce                Director           February 20, 1998
----------------------------------
Wayne S. Luce


     /s/ Thomas K. Reed               Vice-Chairman      February 20, 1998
----------------------------------
Thomas K. Reed


     /s/ Harold V. Shank, Jr.         Director           February 20, 1998
----------------------------------
Harold V. Shank, Jr.


     /s/ Charles I. Homan             Director           February 20, 1998
----------------------------------
Charles I. Homan


     /s/ Sister M. T. Markelewicz     Director           February 20, 1998
----------------------------------
Sister M. T. Markelewicz


     /s/ Robert F. Garvin, Jr.        Director           February 20, 1998
----------------------------------
Robert F. Garvin, Jr.