Form 10-Q
period 1998-03-31
CENTURY FINANCIAL CORP
filed 1998-05-15
CIK 820414

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number 0-17416

                         CENTURY FINANCIAL CORPORATION
                      -----------------------------------
              (Exact name of registrant as specified in its charter)

   Pennsylvania                                                  25-1553790
 ----------------                                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                              One Century Place
                        Rochester, Pennsylvania  15074
                     ------------------------------------
              (Address of principal executive offices) (Zip code)

                               (724) 774-1872
                            --------------------
             (Registrant's telephone number, including area code)

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

                      Common Stock , $0.835 par value;
                5,113,481 shares outstanding at May 8, 1998

                        CENTURY FINANCIAL CORPORATION
                                  FORM 10-Q
                                    INDEX




                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

  Consolidated Balance Sheet                                           3
  Consolidated Statement of Income                                     4
  Consolidated Statement of Comprehensive Income                       5
  Consolidated Statement of Changes in Stockholders' Equity            6
  Consolidated Statement of Cash Flows                                 7
  Notes to Consolidated Financial Statements                          8-9

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10-18


PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                          19

  ITEM 2.  Changes in Securities                                      19

  ITEM 3.  Defaults Upon Senior Securities                            19

  ITEM 4.  Submission of Matters to a Vote
           of Security Holders                                        19

  ITEM 5.  Other Information                                          19

  ITEM 6.  Exhibits and Reports on Form 8-K                           19

  Signatures                                                          20

                        CENTURY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                   March 31,    December 31,
                                                      1998          1997
                                                 ------------- -------------
                                                        (In thousands)
ASSETS
Cash and due from banks                          $      10,655 $      12,439
Interest-bearing deposits in other banks                 3,449         1,645
Federal funds sold                                         525        11,235
Investment securities available for sale                67,736        67,647
Loans (net of unearned income of $12,747
   and $12,717)                                        359,629       353,921
Less allowance for loan losses                           4,844         4,717
                                                 ------------- -------------
   Net Loans                                           354,785       349,204

Premises and equipment                                  11,495        11,562
Accrued interest and other assets                        5,923         4,800
                                                 ------------- -------------
     TOTAL ASSETS                                $     454,568 $     458,532
                                                 ============= =============
LIABILITIES
Deposits:
   Noninterest-bearing demand                    $      44,861 $      47,994
   Interest-bearing demand                              37,596        36,265
   Savings                                              34,275        33,278
   Money market                                         54,605        52,523
   Time                                                221,168       222,866
                                                 ------------- -------------
     Total deposits                                    392,505       392,926

Short term borrowings                                        -         4,000
Other borrowings                                        20,000        20,000
Accrued interest and other liabilities                   4,385         4,898
                                                 ------------- -------------
     TOTAL LIABILITIES                                 416,890       421,824
                                                 ------------- -------------
STOCKHOLDERS' EQUITY
Common stock, par value $.835; authorized
   8,000,000 shares; issued 5,121,914 and
   5,108,809 shares, respectively                        4,277         4,266
Additional paid in capital                               3,543         3,223
Retained earnings                                       29,472        28,823
Treasury stock, at cost (8,648 and
   16,561 shares)                                         (243)         (217)
Accumulated other comprehensive income,
 net of income taxes                                       629           613
                                                 ------------- -------------
     TOTAL STOCKHOLDERS' EQUITY                         37,678        36,708
                                                 ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $     454,568 $     458,532
                                                 ============= =============


See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                      1998          1997
                                                 ------------- -------------
INTEREST INCOME                                         (In thousands)
   Interest and fees on loans:
     Taxable                                     $       6,968 $       6,297
     Tax exempt                                            709           534
   Interest-bearing deposits with other banks               35             5
   Federal funds sold                                      103           134
   Investment securities:
     Taxable                                               889           971
     Tax exempt                                            167           160
                                                 ------------- -------------
               Total interest income                     8,871         8,101
                                                 ------------- -------------
INTEREST EXPENSE
   Deposits                                              4,233         3,726
   Short term borrowings                                    27           120
   Other borrowings                                        276            27
                                                 ------------- -------------
               Total interest expense                    4,536         3,873
                                                 ------------- -------------
NET INTEREST INCOME                                      4,335         4,228

Provision for loan losses                                  270           195
                                                 ------------- -------------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                           4,065         4,033
                                                 ------------- -------------
NONINTEREST INCOME
   Service fees on deposit accounts                        354           347
   Trust Department income                                 288           245
   Other                                                   182           160
                                                 ------------- -------------
               Total noninterest income                    824           752
                                                 ------------- -------------
NONINTEREST EXPENSE
   Salaries and employee benefits                        1,744         1,724
   Net occupancy and equipment expense                     568           527
   Deposit insurance premium                                12            10
   Other                                                   960           852
                                                 ------------- -------------
               Total noninterest expense                 3,284         3,113
                                                 ------------- -------------
INCOME BEFORE INCOME TAXES                               1,605         1,672
Income taxes                                               242           370
                                                 ------------- -------------
NET INCOME                                       $       1,363 $       1,302
                                                 ============= =============

EARNINGS PER SHARE:
   Basic                                         $        0.27 $        0.26
   Dilutive                                               0.26          0.25

DIVIDENDS DECLARED PER SHARE                     $        0.11 $        0.10

See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                      1998          1997
                                                 ------------- -------------
                                                        (In thousands)

Net income                                       $       1,363 $       1,302

Other comprehensive income:
   Unrealized holding gains (losses) arising
      during the period                                     24          (302)
                                                 ------------- -------------
Other comprehensive income (loss) before tax                24          (302)
                                                 ------------- -------------
Income tax expense (benefit) relating
      to other comprehensive income (loss)                   8          (102)
                                                 ------------- -------------
Other comprehensive income (loss), net of tax               16          (200)
                                                 ------------- -------------

Comprehensive income                             $       1,379 $       1,102
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

                                                          CENTURY FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                   (Unaudited)


                                                                                                  Accumulated
                                                                                                     Other
                                                   Additional                                    Comprehensive         Total
                                    Common           Paid-in         Retained       Treasury     Income, Net of     Stockholders'
                                     Stock           Capital         Earnings         Stock       Income Taxes         Equity
                                   ---------       ----------       ----------     ----------     -------------     -------------
                                                                           (In thousands)


Balance, December 31, 1997         $   4,266       $    3,223       $   28,823     $     (217)    $         613     $      36,708

Comprehensive income                                                     1,363                               16             1,379
Dividends ($.11 per share)                                                (564)                                              (564)
Stock Options exercised                   11              104             (150)           316                                 281
Purchase of Treasury stock                                                               (342)                               (342)
Tax benefit from stock
  options exercised                                       216                                                                 216
                                   ---------       ----------       ----------     ----------     -------------     -------------

Balance, March 31, 1998           $    4,277       $    3,543       $   29,472     $     (243)    $         629     $      37,678
                                   =========       ==========       ==========     ==========     =============     =============





See accompanying unaudited notes to the consolidated financial statements.

                        CENTURY FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     1998          1997
                                                 ------------- -------------
                                                       (In thousands)
OPERATING ACTIVITIES
   Net income                                    $       1,363 $       1,302
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                             270           195
     Depreciation, amortization, and
     accretion, net                                        274           160
     Decrease (increase) in accrued
     interest receivable                                   151          (281)
     Increase (decrease) in accrued
     interest payable                                      (30)          347
     Other, net                                         (1,552)         (531)
                                                 ------------- -------------
        Net cash provided by operating activities          476         1,192
                                                 ------------- -------------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments             3,629         5,267
     Purchases                                          (3,723)       (6,174)
   Net increase in loans                                (5,840)      (13,311)
   Purchases of premises and equipment                    (189)         (228)
                                                 ------------- -------------
        Net cash used for investing activities          (6,123)      (14,446)
                                                 ------------- -------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                    (421)        7,338
   Decrease in short term borrowings                    (4,000)            -
   Cash dividends                                         (561)         (505)
   Proceeds from stock options exercised                   281            84
   Treasury stock purchase                                (342)          (51)
   Proceeds from sale of treasury stock                      -            50
                                                 ------------- -------------
        Net cash provided by (used for)
          financing activities                          (5,043)        6,916
                                                 ------------- -------------

        Decrease in cash and cash equivalents          (10,690)       (6,338)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  25,319        21,794
                                                 ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $      14,629 $      15,456
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

                        CENTURY FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements of Century Financial Corporation ("The Corporation") includes the accounts of the Corporation and its wholly owned subsidiary, Century National Bank and Trust Company ("Century"). Significant intercompany items have been eliminated in consolidation.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Nature of Operations
--------------------

Century Financial Corporation is a Pennsylvania corporation and is registered under the Holding Company Act of 1956, as amended ("BHCA"). The Corporation was organized to be the holding company of Century National Bank. The Corporation and its subsidiary derive substantially all their income from banking and bank-related services which includes interest earnings on commercial, commercial mortgage, residential real estate, and consumer loan financing as well as interest earnings on investment securities and deposit services to its customers. Century provides banking services to Southwestern Pennsylvania.

Common Stock Split
------------------

On March 20, 1997, the Board of Directors approved a three-for-two stock split. The additional shares resulting from the split were effected in the form of a 50% stock dividend. All references to the number of average common shares and per share amounts for 1997 have been restated to reflect the stock split.

Comprehensive Income
--------------------

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The adoption of Statement No. 130 did not have a material impact on the Corporation.

                        CENTURY FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Comparative Amounts
---------------------------------------

Certain amounts for prior periods have been reclassified to conform with current period presentations.

2. EARNINGS PER SHARE

Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the previously reported periods have been restated to conform to Statement No. 128.

The following table sets forth the computation of basic and diluted earnings per share.
                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     1998          1997
                                                 ------------- -------------
   Denominator for basic earnings per share:
     Weighted-average shares outstanding             5,111,556     5,050,518
                                                 ============= =============
   Denominator for diluted earnings per share:
     Weighted-average shares outstanding             5,111,556     5,050,518
     Employee stock options                             95,708        46,444
                                                 ------------- -------------
       Denominator for diluted earnings per share    5,207,264     5,096,962
                                                 ============= =============

There are no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     1998          1997
                                                 ------------- -------------
   Cash paid during the period for:                    (In thousands)
     Interest                                    $       4,566 $       3,526

     Income taxes                                            -            15

                       CENTURY FINANCIAL CORPORATION
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

4. AGREEMENT AND PLAN OF REORGANIZATION

On December 3, 1997, the Board of Directors executed a definitive agreement and plan of merger, which provides for the affiliation of the Corporation with Citizens Bancshares, Inc. , an Ohio corporation registered under the Bank Holding Company Act headquartered in Salineville, Ohio (Citizens). The agreement provides that the affiliation will be effected by means of a merger of the Corporation and Citizens. In the merger, each stockholder of the Corporation will receive 0.425 shares of Citizens common stock in exchange for each share of the Corporation's stock, subject to certain terms, conditions, limitations and adjustments set forth in the agreement.

Completion of the merger is anticipated to take place upon approval by regulatory agencies and stockholders of the Corporation and Citizens.

5. SUBSEQUENT EVENT

Merger with Citizens Bancshares, Inc.
------------------------------------

On May 12, 1998, the Corporation merged with Citizens in accordance with the Agreement and Plan of Merger dated December 3, 1997. In the merger, each share of Century common stock outstanding was converted into .3963 shares of Citizens common stock, without par value.

Additional Provision for Loan Losses
------------------------------------

During the second quarter of 1998, Century incurred an additional provision for loan loss in the amount of $2,000,000. The additional provision, which was charged directly to Century's operations, was a result of Management's on-going assessment of the adequacy of the allowance for loan losses, taking into consideration its overall assessment of the adequacy of the allowance in relation to the previously announced merger of the Corporation and Citizens. Management of Century has reviewed and subsequently agreed to the overall general evaluation practices utilized by Citizens when determining the adequacy of the allowance for loan loss. The increase in the allowance will enable Century to better conform to Citizen's overall general allowance for loan loss policies following the merger.

                        CENTURY FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION
                             -------------------

Summary of Financial Condition
------------------------------

The Corporation's consolidated assets were $454,568,000 at March 31, 1998, a decrease of $3,964,000 from total assets at December 31, 1997. This decrease was mainly attributable to a decrease of $10,710,000 in federal funds sold offset by a $5,581,000 increase in net loans receivable. Total liabilities during the first quarter of 1998 decreased by $4,934,000 and was mainly a result of a decrease in short term borrowings. Total consolidated stockholders' equity increased by $970,000 when compared to total stockholders's equity at December 31, 1997. Contributing to this increase was $1,363,000 in net income earned, less cash dividends declared to shareholders of $564,000.

Investment Securities Available for Sale
----------------------------------------

Investment securities available for sale at March 31, 1998 remained relatively unchanged, decreasing $89,000 when compared to December 31, 1997. Total investment securities maturing during the period were $3,629,000 offset by purchases of $3,723,000.

Loan Portfolio
--------------

Net loans increased $5,581,000 or 1.6% in the first three months of 1998 when compared to December 31, 1997. The increase in the loan portfolio during the first quarter of 1998 occurred mostly in commercial and tax exempt loans which increased $3,738,000 or 4.1% and $5,822,000 or 24.4%, respectively. Funding for the first quarter loan growth was provided by short term liquid assets that matured during the same period.

The following table represents the composition of the Corporation's loan portfolio:

                                                   March 31,    December 31,
                                                      1998          1997
                                                 ------------- -------------
                                                        (In thousands)

   Commercial, financial, and agricultural       $      94,161 $      90,423
     Real estate - construction                          8,452        10,262
     Real estate mortgage:                             155,905       156,338
     Installment loans to individuals                   84,198        85,777
     Tax exempt loans                                   29,660        23,838
                                                 ------------- -------------
                                                       372,376       366,638
     Less unearned income                               12,747        12,717
                                                 ------------- -------------
                                                       359,629       353,921
     Less allowance for loan losses                      4,844         4,717
                                                 ------------- -------------
               Net loans                         $     354,785 $     349,204
                                                 ============= =============

Allowance for Loan Losses
-------------------------

The Corporation's allowance for loan losses was $4,844,000 at March 31, 1998 compared to $4,717,000 at December 31, 1997. This represents a $127,000 or 2.7% increase over the December 31, 1997 balance. Contributing to this increase was a $270,000 loan loss provision charged to operations during the first quarter of 1998 offset by net charge-offs of $143,000 incurred during the same period.

Activity in the allowance for loan losses is summarized as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     1998          1997
                                                 ------------- -------------
                                                    (Dollars in thousands)
   Balance, beginning of period                  $       4,717 $       3,234

   Charge-offs:
      Commercial loans                                       -             3
      Real estate mortgages                                  -             -
      Installment loans to individuals                     172           134
                                                 ------------- -------------
         Total charge-offs                                 172           137
                                                 ------------- -------------
   Recoveries:
      Commercial loans                                       7             -
      Real estate mortgages                                  -             3
      Installment loans to individuals                      22            35
                                                 ------------- -------------
         Total recoveries                                   29            38
                                                 ------------- -------------
   Net charge-offs                                         143            99
                                                 ------------- -------------
   Provision charged to operations                         270           195
                                                 ------------- -------------
   Balance, end of period                        $       4,844 $       3,330
                                                 ============= =============
   Net charge-offs as a percent of average
     loans, net of unearned                              0.04%         0.03%
                                                 ============= =============
   Allowance for loan losses to total loans,
     net of unearned income                              1.35%         1.04%
                                                 ============= =============

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

The Corporation believes that the allowance for loan losses at March 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Corporation will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1998.

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

The following table sets forth information regarding non-performing assets:

                                                   March 31,    December 31,
                                                      1998          1997
                                                 ------------- -------------
                                                        (In thousands)

   Non-accrual loans                             $       3,614 $       3,664
   Loans past due 90 days or more                           87            73
   Restructured loans                                        -             -
                                                 ------------- -------------
      Total non-performing loans                         3,701         3,737
                                                 ------------- -------------
   Other real estate owned                                   -             -
                                                 ------------- -------------
      Total non-performing assets                $       3,701 $       3,737
                                                 ============= =============

   Non-performing loans as a percentage of
      total loans, net of unearned income                1.03%         1.06%
   Non-performing assets as a percentage
      of total assets                                    0.81%         0.82%
   Non-performing assets as a percentage
      of allowance for loan                             76.40%        79.22%

Total non-performing assets at March 31, 1998 totaled $3,701,000, compared to $3,737.000 at December 31, 1997. Non-performing assets for both periods presented are comprised mostly of non-accrual loans which totaled $3,614,000 and $3,664,000 at March 31, 1998 and December 31, 1997, respectively. Included in the non-accrual loans for the periods presented are two separate commercial real estate loans.

The first, is a commercial real estate loan in the amount of $1,540,000 whose debtor filed for bankruptcy in early 1997. The loan is collateralized by two separate commercial real estate properties with Century holding a first mortgage lien position on one of the properties and a second mortgage lien position on the other property. In early 1998, Century approved a sales agreement for the property on which Century has a first lien position. The agreement calls for the debtor to sell the property to a third party and apply $970,000 in proceeds from the sale against the debtor's loan balance with Century. The sale is expected to consummate by mid 1998.

The second non-accrual loan is a commercial real estate loan in the amount of $702,000. The loan was placed on non-accrual status in the third quarter of 1997 due to the debtor filing for bankruptcy. The loan is comprised of a commercial land development project with Century holding as collateral a first mortgage lien position on the land development project. In addition, Century holds various other positions on other commercial and non-commercial properties owned by the debtor.

In accordance with Statement of Financial Accounting Standard No 114 and 118, both loans are considered to be impaired. Total combined average balances for the loans during the first quarter of 1998 equaled $2,613,000, for which $356 of the allowance for loan losses had been allocated. Century did not recognize any interest income on these loans during the first quarter of 1998.

--------------------------------

At March 31, 1998, the Corporation's total non-performing assets, including any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Nor do they represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

Deposits
--------

Total deposits decreased $421,000 or .10% when compared to December 31, 1997. Demand deposit accounts and Time deposits decreased by $1,802,000 or 2.1% and $1,698,000 or 0.7%, respectively. The Corporation's growth during the quarter occurred mostly in Money Market accounts which increased by $ 2,082,000 or 4.0%.

Borrowings
----------

Total borrowings of the Corporation decreased $4,000,000 or 16.7% when compared to total borrowings at December 31, 1997. This decrease was a result of a $4,000,000 Federal Home Loan Bank Advance that matured during the first quarter of 1998. The remaining balance of total borrowings outstanding is comprised solely of advances with the Federal Home Loan Bank of Pittsburgh.


                           RESULTS OF OPERATIONS
                           ---------------------
        COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
                       ENDED MARCH 31, 1998 AND 1997

Summary of Earnings
-------------------

The Corporation earned $1,363,000 or $0.27 per basic share for the three months ended March 31, 1998. This represents an increase of $61,000 or 4.7% over net income reported for the same period in 1997. The increase in net income is attributable to an increase in net interest income, total noninterest income and a decrease in income tax expense, all offset by an increase in total noninterest expense and the provision for loan losses.

Net Interest Income
-------------------

The Corporation's net interest income increased $107,000 or 2.5% during the three months ended March 31, 1998 when compared to the same period in 1997. This increase is a result of a $770,000 or 9.5% increase in total interest income, offset by an increase of $663,000 or 17.1% in total interest expense. Net interest income, on a fully taxable equivalent basis, as a percentage of average earning assets, commonly referred to as the net interest margin, decreased by 16 basis points to 4.47% from 4.63% at March 31, 1997. This decrease was mostly a result of an increase in the balance and rates paid on higher yielding deposits. (Reference is made to the table on page 14 in conjunction with the following paragraphs for further analysis of net interest income.)

Interest income on loans increased $846,000 or 12.4% for the first quarter of 1998 compared to the same period in 1997. This increase is attributable to an increase in the average loan balance outstanding during the 1998 period offset by a slight decrease in the average yield earned.

-------------------------------

Interest income on investment securities decreased $75,000 or 6.6% for the first quarter of 1998 compared to the same period in 1997. This decrease is attributable to a decrease in the average balance of investment securities outstanding during the 1998 period offset by an increase in the average yield earned.

Interest expense on deposits increased $507,000 or 13.6% for the first quarter of 1998 compared to the same period in 1997. This increase is attributable to an increase in the average rate paid on these funds during the 1998 period as well as an increase in the average balance of deposits outstanding during the same period.

Interest expense on total borrowings increased $156,000 or 106.1% for the three months ended March 31, 1998 compared to the same period in 1997. This increase was attributable to an increase in the average balance of borrowed funds outstanding as well as an increase in the rate paid on these funds.

The following table illustrates information regarding the average balances, yields and rates on interest earning assets and interest-bearing liabilities:

                                        Three Months Ended March 31,
                                   ---------------------------------------
                                          1998                  1997
                                   -----------------     -----------------
                                   Average    Yield/     Average    Yield/
                                   Balance     Rate      Balance     Rate
                                   -------    ------     -------    ------
                                              (Dollars in thousands)
Interest earning assets:
  Federal funds sold               $ 7,448     5.59%     $10,145     5.34%
  Interest-bearing deposits with
     other banks                     2,494     5.65          252     5.61
  Investment securities (2)         67,527     6.86       76,504     6.43
  Loans (1) (2)                    357,097     9.13      315,050     9.15
                                   -------    ------     -------    ------
     Total interest earning assets 434,566     8.72      401,951     8.53

                                   -------    ------     -------    ------
Interest-bearing liabilities:
  Deposits                         345,778     4.96      325,782     4.64
  Short term borrowings              2,356     4.59        8,822     5.50
  Other borrowings                  20,000     5.60        2,178     5.06
                                   -------    ------     -------    ------
     Total interest-bearing
     liabilities                   368,134     5.00      336,782     4.66
                                   -------    ------     -------    ------
Net earning assets                 $66,432               $65,169
                                   =======               =======
Net interest spread                            3.72%                 3.87%
                                              ======                ======
Net interest margin (3)                        4.47%                 4.63%
                                              ======                ======
(1) For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2) Yields are computed on a tax equivalent basis using a 34% federal income tax rate.
(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Provision For Loan Losses
-------------------------

The provision for loan losses charged to operations in the first quarter of 1998 was $270,000 compared to $195,000 charged in the same period in 1997, representing an increase of $75,000 or 38.5%. The increase in the provision was a result of; (1) the increase in the loan portfolio during the same period, (2) an increase in the level of net charge-offs; and (3) Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income and Expense
------------------------------

The Corporation's total consolidated noninterest income increased $72,000 or 9.6% for the three months ended March 31, 1998 when compared to the same period in 1997. This increase was a result of a $43,000 or 17.6% increase in trust department income and an increase of $22,000 or 13.8% in other income. Trust department income increased as a result of continued growth in both the number and value of trust accounts. The increase in other income was mostly attributable to an increase in ATM related fees. Included in other income for the 1997 period was a one-time recovery received in the amount of $15,000 relating to physical damages occurring at a branch facility.

The Corporation's total consolidated noninterest expense increased $171,000 or 5.5% for the three months ended March 31, 1998 when compared to the same period in 1997. This increase was primarily a result of a $108,000 or 12.7% increase in total other expense, a $20,000 or 1.2% increase in salaries and employee benefits, and a $41,000 or 7.8% increase in net occupancy and equipment expenses.

The increase in total other expenses was attributable to: (1) an increase of $15,000 in advertising expenses related to the introduction of Century's new "Free Checking"product in early 1998; (2) an increase of $66,000 in professional advisory fees; and (3) an increase of $18,000 in ATM related costs.

Federal Income Taxes
--------------------

Federal income tax expense decreased $128,000 or 34.6% for the three months ended March 31, 1998 compared to the same period in 1997. This decrease was the result of an increase in tax-exempt interest which increased during the same period as a result of an increase in the balance of tax free loans outstanding. Also contributing to the decrease was a decrease in taxable income when compared to the same period in the previous year.

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

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining adequate levels of interest-earning assets that mature within one year. Interest-earning deposits in banks, federal funds sold and short-term investment securities are used for this purpose and totaled $12,659 at March 31, 1998.

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

---------------------------------------------------

The following table is presented in conformity with industry practice and reflects contractual repricing schedules as of March 31, 1998:

                         Within 3    3-12        1-5        Over
                          Months    Months      Years     5  Years    Total
                        ---------  ---------  ---------  ---------  ---------
                                           (In thousands)
Interest-earning deposits
  with other banks      $   3,449  $       -  $       -  $       -  $   3,449
Federal funds sold            525          -          -          -        525
Investment securities:
  Taxable                     423      7,267     41,191      6,117     54,998
  Non-taxable                 275        720      3,135      8,608     12,738
Loans                      55,872     36,880    150,017    116,860    359,629
                        ---------  ---------  ---------  ---------  ---------
  Total earning assets     57,095     44,867    194,343    131,585    427,890
                        ---------  ---------  ---------  ---------  ---------

Interest-bearing demand
     deposits               7,519          -     22,683      7,394     37,596
Savings deposits            6,855      6,855     13,825      6,740     34,275
Money Market deposits      16,381     27,302     10,922          -     54,605
Time deposits              57,590     72,533     85,880      5,165    221,168
Other borrowings                -          -     20,000          -     20,000
                        ---------  ---------  ---------  ---------  ---------
  Total interest-bearing
     liabilities           88,345    106,690    153,310     19,299    367,644
                        ---------  ---------  ---------  ---------  ---------

Interest rate sensitivity
  gap                   $ (31,250) $ (61,823) $  41,033  $ 112,286  $  60,246
                        =========  =========  =========  =========  =========

Cumulative interest rate
  sensitivity gap       $ (31,250) $ (93,073) $ (52,040) $  60,246
                        =========  =========  =========  =========

Cumulative interest rate
  sensitivity gap as a
  percentage of total
  earning assets           (7.30%)   (21.75%)   (12.16%)    14.08%
                        =========  =========  =========  =========


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

The Corporation's Tier I, total risk-based capital and leveraged capital ratios consisted of the following:

                                        March 31, 1998      December 31, 1997
                                   ---------------------  --------------------
                                     Amount   Percentage   Amount   Percentage
                                   ---------  ----------  --------  ----------
                                              (Dollars in thousands)
  Total Capital:
   (to Risk Weighted Assets)
     Actual                        $  41,340    11.73%   $  40,296     11.66%
     For Capital Adequacy             28,184     8.00%      27,656      8.00%
     To Be Well Capitalized           35,230    10.00%      34,570     10.00%
  Tier I Capital:
   (to Risk Weighted Assets)
     Actual                        $  36,931     10.48%  $  35,970     10.40%
     For Capital Adequacy             14,092      4.00%     13,828      4.00%
     To Be Well Capitalized           21,138      6.00%     20,742      6.00%
  Tier I Capital:
   (to Average Assets)
     Actual                        $  36,931      8.10%  $  35,970      7.80%
     For Capital Adequacy             18,231      4.00%     18,449      4.00%
     To Be Well Capitalized           22,789      5.00%     23,062      5.00%

                        CENTURY FINANCIAL CORPORATION
                         PART II - OTHER INFORMATION


   ITEM  1.  Legal Proceedings

             None

   ITEM  2.  Changes in Securities

             None

   ITEM  3.  Defaults upon Senior Securities

             None

   ITEM  4.  Submission of Matters to a Vote of Security Holders

             None

   ITEM  5.  Other Information

             None

   ITEM  6.  Exhibits and reports on Form 8-K

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


                                        Century Financial Corporation



Date:  May 8, 1998     By:   /s/   Joseph N. Tosh, II
                             -------------------------------------------------
                             Joseph N. Tosh, II
                             President and Chief Executive Officer
                             (Principal Executive Officer)


Date:  May 8, 1998     By:   /s/   Donald A. Benziger
                             -------------------------------------------------
                             Donald A. Benziger
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial Officer)